Form 10-Q
period 2006-04-02
Global Employment Holdings, Inc.
filed 2006-05-22
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number:   000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-2069359 (IRS Employer Identification No.)

9090 Ridgeline Boulevard, Suite 205 Littleton, CO (Address of principal executive offices)	80129 (Zip Code)
(303) 216-9500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     ☑     No     ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☑.
At April 2, 2006, the total number of outstanding shares of our Common Stock ($0.0001 par value) was 6,030,928.

GLOBAL EMPLOYMENT HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
April 2 and January 1, 2006

	April 2,	January 1,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,146,000	$138,000
Accounts receivable, net	23,698,000	21,694,000
Deferred income taxes	978,000	978,000
Prepaid expenses and other current assets	2,980,000	2,997,000

Total current assets	28,802,000	25,807,000

Property and equipment, net	961,000	1,022,000
Deferred income taxes	7,574,000	7,206,000
Other assets, net	1,622,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$57,707,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,166,000	$2,709,000
Accounts payable	321,000	505,000
Accrued liabilities	21,331,000	16,125,000
Current portion of long-term debt	1,667,000	17,821,000
Line of credit	5,732,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	242,000	241,000

Total current liabilities	31,459,000	77,840,000

Warrant and conversion feature liability	19,476,000	—
Long-term debt, net	24,266,000	—

Total liabilities	75,201,000	77,840,000

MANDATORILY REDEEMABLE PREFERRED STOCK, net	4,236,000	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	61,344,000	56,482,000
Accumulated deficit	(83,075,000)	(81,403,000)

Total stockholders’ equity (deficit)	(21,730,000)	(24,920,000)

Total liabilities and stockholders’ equity (deficit)	$57,707,000	$52,920,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
REVENUES, net	$31,208,000	$24,673,000
COST OF SERVICES	22,364,000	16,613,000

GROSS PROFIT	8,844,000	8,060,000

OPERATING EXPENSES
Selling, general and administrative	6,428,000	6,003,000
Depreciation and amortization	153,000	187,000

Total operating expenses	6,581,000	6,190,000

OPERATING INCOME	2,263,000	1,870,000

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(96,000)	(69,000)
Other income (expense)	(4,137,000)	(50,000)

Total other expense, net	(4,233,000)	(119,000)

INCOME (LOSS) BEFORE INCOME TAXES	(1,970,000)	1,751,000

INCOME TAX (BENEFIT) EXPENSE	(298,000)	705,000

NET INCOME (LOSS)	(1,672,000)	1,046,000

Dividend accrued for Series A ($1.49 per share) in 2006 and paid to Series C preferred stockholders ($0.92 per share) in 2005	(19,000)	(6,300,000)

Income (loss) available to common stockholders	$(1,691,000)	$(5,254,000)

Basic and diluted (loss) per share of common stock	$(0.35)	$(0.96)

Weighted average number of basic and diluted shares outstanding	4,890,317	5,478,618
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Fiscal quarter ended April 2, 2006
	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$56,482,000	$(81,403,000)	$(24,920,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(1,862,000)	—	(1,862,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Preferred stock premium	—	—	—	—	(9,000)	—	(9,000)
Accretion of preferred stock discount	—	—	—	—	(10,000)		(10,000)
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to mezzanine level	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net loss	—	—	—	—	—	(1,672,000)	(1,672,000)

Balances at April 2, 2006	$—	—	$1,000	6,030,928	$61,344,000	$(83,075,000)	$(21,730,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,672,000)	$1,046,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	136,000	130,000
Amortization of debt discount and issuance costs	21,000	24,000
Amortization of other assets	17,000	52,000
Bad debt expense	177,000	86,000
Deferred taxes	(368,000)	570,000
Accretion of preferred stock	19,000	—
Restricted common stock compensation expense	80,000	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—
Offering costs	(1,049,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,181,000)	(2,442,000)
Prepaid expenses and other	2,000	(345,000)
Accounts payable	(183,000)	(177,000)
Income taxes payable	2,000	(83,000)
Accrued expenses and other liabilities	5,290,000	792,000

Net cash flows provided by (used in) operating activities	1,446,000	(347,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(75,000)	(52,000)

Net cash flows (used in) investing activities	(75,000)	(52,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(543,000)	2,707,000
Net borrowings on revolving credit facility	5,732,000	4,687,000
Borrowings on term note	5,000,000	—
Proceeds from convertible debt	30,000,000	—
Debt issuance costs	(1,508,000)	(25,000)
Reduction of KRG subordinated note	(1,460,000)	—
Reduction of shareholder subordinated debt	(14,064,000)	—
Issuance of preferred stock	12,750,000	—
Issuance of restricted common stock	—	2,000
Issuance of common stock	4,250,000	—
Repurchase of preferred stock and restricted common stock	(40,520,000)	—
Cash dividend paid	—	(7,000,000)

Net cash flows provided by (used in) financing activities	(363,000)	371,000

Net increase (decrease) in cash and cash equivalents	1,008,000	(28,000)
Cash and cash equivalents, beginning of period	138,000	152,000

Cash and cash equivalents, end of period	$1,146,000	$124,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the quarter income taxes	$68,000	$372,000

Cash paid during the quarter for interest	$61,000	$45,000

The accompanying notes are an integral part of these statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. This report on Form 10-Q should be read in conjunction with our current report on Form 8-K, as amended, filed April 4, 2006 and our registration statement on Form S-1 filed April 28, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.
Global Employment Holdings, Inc. was formed in Delaware in 2004. On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solution’s, or GES outstanding equity securities. Also on March 31, 2006, GES entered into a merger agreement with a wholly-owned subsidiary of ours, resulting in GES being 100% owned by us. We did not have any operations before March 31, 2006. The share exchange and merger was treated as a recapitalization of GES for financial accounting purposes. In connection with the recapitalization of GES, we issued convertible notes and warrants, convertible preferred stock and warrants, and common stock and warrants in private placements. As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of GES shareholders had occurred at the beginning of the periods presented as altered by the terms of the share purchase agreement.
2. Summary of Significant Accounting Policies
Consolidation
The consolidated condensed financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation.
Cash and Cash Equivalents
Our policy is to invest any cash in excess of operating requirements in highly liquid, income-producing investments. We consider such investments with maturity of three months or less at the time of purchase to be cash equivalents.
Revenue Recognition
Our PEO revenues consist of amounts received or receivable under employee leasing client service agreements. Amounts billed to PEO clients include actual wages of employees dedicated to each work-site and related payroll taxes paid by us, a contractual administrative fee, and workers compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to clients for workers compensation coverage and unemployment insurance for the leased employees and the actual cost of the insurance to us. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record PEO revenues net, having determined that this better reflects the substance of the transactions between us and our PEO clients. We believe this provides greater comparability to the financial results within the industry. In addition, it will better focus us on, and allow investors to better understand, the financial results of our business. Revenues relating to earned but unpaid wages of work-site employees at the end of each period are recognized as unbilled accounts receivable and revenues, and the related direct payroll costs are accrued as earned by the work-site employees. Subsequent to the end of each period, such wages are paid and the related revenue is billed.
Health care billings are concurrent with insurance provider billings. All billings for future health care coverage are deferred and recognized over the proper service dates, usually less than one calendar month.
Temporary service revenues are recognized as our employees render services to customers.
Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Shares representing restricted common stock, which were reclassified to mandatorily redeemable restricted stock in October 2005, were excluded from the calculation of weighted average shares of basic and diluted earnings (loss) per share once they were reported as a liability in the consolidated balance sheet. Basic and diluted shares outstanding were the same for fiscal years 2006 and 2005 as there were no potential dilutive shares outstanding during the period. Outstanding warrants and other dilutive securities to purchase 10,403,800 and -0- shares of common stock for the quarters ended April 2, 2006 and April 3, 2005, respectively, were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive.
Workers’ Compensation
On August 1, 2002, we entered into guaranteed cost policies with minimal loss retention for workers’ compensation coverage in the states in which we operate. Under these policies, we are required to maintain refundable deposits which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets.
We have established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon are used to pay claims under this program. Amounts funded represent contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. Our policy is to use our estimated undiscounted workers’ compensation claims associated with our large deductible insurance fund when determining our net deposit or obligation there under. Workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. The loss estimates are based on several factors including our current experience, industry averages, relative health care costs, regional influences and other factors. These estimates are continually reviewed by our risk management department, and annually by an independent actuary, and any adjustments are reflected in operations as a component of ost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.
Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts of $651,900 and $476,400 at April 2, 2006 and January 1, 2006, respectively.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,472,000 and $2,336,000 at April 2, 2006 and January 1, 2006, respectively.
We capitalize costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1). All software costs capitalized under SOP 98-1 are depreciated over an estimated useful life of 3 to 5 years.
Goodwill and Identifiable Intangible Assets
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, and SFAS 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of April 2, 2006.
Goodwill was $18,748,000 at April 2, 2006 and January 1, 2006.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R) for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations as we did not have any options or warrants at the time we adopted the new standard on January 1, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
In March, 2006 the Financial Accounting Standards Board (FASB) issued Statement No. 155 - Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS No. 155 is not expected to have a material effect on our financial position or results of operations.
In March, 2006 FASB issued Statement No. 156 - Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.
2. Bank debt
In connection with the share purchase and merger, we amended the senior credit facility with Wells Fargo, increasing our borrowing capacity to $20 million.
The agreement provides for borrowing of up to $5.0 million under a term facility. In connection with the share purchase and merger, we borrowed $5.0 million under the term facility. The term note is payable monthly, amortizing over a 36-month period. 25% of our free cash, as defined in the agreement, is due in February 2007 and a balloon payment is due in 24 months. The term note bears interest at Wells Fargo’s prime rate plus 2.75%.
Additionally, the agreement provided for an increase in the revolving line of credit maximum available borrowings of up to $15.0 million; limited to 90% of eligible billed receivables and 75% of unbilled receivables until such time as the term note is paid in full, when the eligible billed and unbilled receivables will be reduced to 85% and 70%, respectively. Interest is payable at Wells Fargo’s prime rate, subject to a minimum of $7,500 per month. A fee of 0.25% per annum is payable on the unused portion of the commitment. The term of the agreement expires in July 2009. We funded $5,732,000 on the line of credit in connection with the share purchase and merger. We paid a closing fee of $175,000 upon funding.
The agreement continues to require certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and the agreement contains a provision that allows the lender to call the outstanding balance of the line of credit if any material adverse change in the business or financial condition of the company occurs. The agreement includes various financial and other covenants with which we must comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, dividend restrictions and capital expenditure limits.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
3. Convertible notes
On March 31, 2006, we issued $30.0 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net of a discount of $9,059,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8%. The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium over the principal amount of notes being redeemed. We may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If we so redeem the notes, we must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which we must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of April 2, 2006, we were in compliance with this covenant.
4. Stockholders’ Equity
Preferred stock
We issued 12,750 shares of our Series A convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. The preferred stock is classified as a liability net of a discount of $8,519,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the conversion price then in effect plus a premium calculated at an annual rate of 8% from issuance to maturity. Upon liquidation, our preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum of the face amount, and will thereafter share ratably with our common stockholders in the distribution of our remaining assets. The Series A preferred stock is convertible at a holder’s option at any time into an amount of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% from issuance to maturity, by a conversion price of $5.75 per share, subject to adjustment upon certain events. A stockholder may not convert our Series A convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its Series A preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A preferred stock) or upon other specified events at a premium over the conversion price of the shares being redeemed. The terms of our senior credit facility prohibit the redemption of our preferred stock.
Warrants to purchase common stock
On March 31, 2006, we issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A preferred stock and common stock in the recapitalization. We also issued warrants to purchase our common stock to our placement agent in the recapitalization. We do not have any other outstanding options or warrants to purchase our common stock. The warrants may be exercised in a “cashless” manner, whereby a holder reduces the number of shares for which a warrant is exercisable by an amount of warrants with a market value (based on the market price of the common stock at the time of exercise) equal to the exercise price for the number of shares to be issued upon conversion of the warrant. In a cashless exercise, we will not receive any cash payment of the exercise price. A warrant holder may not exercise a warrant to purchase our common stock to the extent such exercise would cause such warrant holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table sets forth the exercise price and expiration date of these warrants. We do not have any other outstanding options or warrants to purchase our common stock.

Number of shares	Exercise	Expiration
underlying warrants	Price	Date
480,000	$6.25	March 31, 2011

2,513,044	$6.00	March 31, 2013

393,365	$6.25	March 31, 2013
Warrant and conversion feature valuation
We applied the provisions of FAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the 1st fiscal quarter of 2006, we recorded an initial valuation liability of $19,476,000 which represented a non cash adjustment to the carrying value of the related financial instruments.
5. Income Taxes
We have established a valuation allowance against our net deferred tax assets as of April 2, 2006 and January 1, 2006, of $982,000 and $895,000, respectively. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. We determined that the net deferred tax assets related to state net operating loss carry forwards should remain subject to an allowance until we have forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the 1st quarter of fiscal 2006 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of non-deductible merger expenses.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Our employee leasing practice group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to clients. Staffing services are provided to clients throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States.
Segment information is as follows:

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
Staffing revenue	$22,663,000	$17,119,000

PEO revenue	$8,518,000	$7,554,000

Total company revenue	$31,208,000	$24,673,000

Staffing income before income taxes	$1,129,000	$1,003,000

PEO income before income taxes	$1,255,000	$920,000

Total company income (loss) before income taxes	$(1,970,000)	$1,751,000

Staffing assets	$25,920,000	$18,729,000

PEO assets	$28,200,000	$23,536,000

Total company assets	$57,707,000	$52,920,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing clients, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the SEC, including our current report on Form 8-K under the Section ”Risk Factors” as filed with the SEC on April 4, 2006 and our registration statement on Form S-1, as filed with the SEC on April 28, 2006. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
Recapitalization and related transactions
Upon the consummation of the recapitalization (as described more fully below), Global Employment Holdings, Inc. became the ultimate parent company of Global Employment Solutions, Inc. The business operations of Global Employment Holdings following the recapitalization consist of those of its subsidiary, Global Employment Solutions. Unless otherwise indicated or the context otherwise requires, the terms “Global,” “Holdings,” “we,” “us,” and “our” refer to Global Employment Holdings and its subsidiaries after giving effect to the recapitalization. On March 31, 2006, Global Employment Holdings purchased 98.36% of the outstanding equity of Global Employment Solutions, Inc. pursuant to a share purchase agreement entered into on that date. Global Employment Holdings also closed a private placement of its common stock, convertible preferred stock, convertible notes and warrants to purchase common stock on that date.
The share purchase and merger
On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solutions’ outstanding equity securities. Also on March 31, 2006, Global Employment Solutions entered into a merger agreement with a wholly-owned subsidiary of Global Employment Holdings. The merger became effective on April 10, 2006, resulting in Global Employment Solutions being 100% owned by Global Employment Holdings. Through the share purchase and the merger, the former stockholders of Global Employment Solutions received an aggregate of 4.86 million shares of common stock of Global Employment Holdings. In addition, the former stockholders received an aggregate cash payment of $40.5 million. The share purchase agreement contains customary representations and warranties, none of which survive the closing. Global Employment Solutions also retired all of its outstanding subordinated indebtedness, including accrued interest, in an amount of approximately $17.8 million on the closing of the recapitalization. The share exchange and merger was treated as a recapitalization of Global Employment Solutions for financial accounting purposes. Global Employment Solutions will be treated as the acquirer for accounting purposes, whereas Global Employment Holdings will be treated as the acquirer for legal purposes. Accordingly, the historical financial statements of Global Employment Holdings before the recapitalization will be replaced with the historical financial statements of Global Employment Solutions in all future filings with the SEC.
Issuance of new securities
We issued the following securities in private placements to an aggregate of 19 institutional investors, all of whom are accredited investors, on the closing of the recapitalization:
• Convertible notes and warrants. $30.0 million aggregate principal amount of 8% senior secured convertible notes were issued for $30.0 million and warrants to purchase 480,000 shares of common stock at an exercise price of $6.25 per share were issued for no additional consideration. The senior notes are secured by a second lien on substantially all of our assets and are convertible into 4.8 million shares of our common stock. Pursuant to a registration rights agreement with these purchasers, we filed a shelf registration statement for the resale of the common stock issuable upon conversion of the convertible notes and exercise of the warrants on April 28, 2006.
• Preferred stock and warrants. 12,750 shares of Series A preferred stock were issued at $1,000 per share and warrants to purchase 1,663,044 shares of common stock at an exercise price of $6.00 per share were issued for no additional consideration and are convertible into 2,217,391 shares of our common stock. Pursuant to a registration rights agreement with these purchasers, Global Employment Holdings filed a shelf registration statement for the resale of our common stock issuable upon conversion of the preferred stock and exercise of the warrants on April 28, 2006.

• Common stock and warrants. 850,000 shares of common stock were issued at a purchase price of $5.00 per share and warrants to purchase 850,000 shares of common stock at an exercise price of $6.00 per share were issued for no additional consideration. Pursuant to a registration rights agreement with these purchasers, we filed a shelf registration statement for the resale of our common stock issued to the investors and the common stock issuable upon exercise of the warrants on April 28, 2006.
Senior secured debt
In connection with the share purchase, Global Employment Solutions amended and restated its senior credit facility with Well Fargo Bank, National Association, also referred to as Wells Fargo, increasing its borrowing capacity to $20.0 million. We borrowed approximately $10.7 million for payments required by the recapitalization. The Wells Fargo facility is secured with a first lien on substantially all of our assets.
OVERVIEW OF OUR BUSINESS
Through our operating subsidiary, Global Employment Solutions, we are a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and professional employer organization services, also referred to as PEO services.
Staffing services
The staffing services segment consists of several areas of specialization. We provide direct placement and temporary staffing services in a number of areas, such as light industrial, clerical, information technology, engineering, accounting and finance, call center and logistics, among others. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider. Staffing services consist of on-demand or short-term staffing assignments, contract staffing, on-site management, and human resource administration.
Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term staffing services allows companies to utilize the “just-in-time” approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.
Contract staffing services place temporary employees with customers for time-periods of more than three months or for an indefinite time-period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project. In an on-site management arrangement, we place an experienced manager on-site at a customer’s place of business. The manager is responsible for conducting all recruiting, employee screening, interviewing, drug testing, hiring and employee placement functions at the customer’s facility for a long-term or indefinite period. We also assist customers in providing human resource administration services. Many businesses, particularly those with a limited number of employees, find personnel administration requirements to be unduly complex and time consuming. These businesses often cannot justify the expense of a full-time human resource staff. In addition, the escalating costs of health and workers’ compensation insurance in recent years, coupled with the increased complexity of laws and regulations affecting the workplace, have created incentives for small to mid-sized businesses to outsource these managerial burdens. The outsourcing of non-core business functions, such as human resource administration, enables small enterprises to devote their resources to their core competencies.
PEO services
Our PEO services segment assists customers in managing human resources responsibilities and employer risks. In a PEO services arrangement, we enter into a contract to become a co-employer of the customer-company’s existing workforce. Pursuant to this contract, we assume responsibility for some or all of the human resource management responsibilities, including payroll, payroll taxes, employee benefits, health insurance, workers’ compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements and related administrative responsibilities. We have the right to hire and fire our PEO employees, although the customer-company remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

First Quarter 2006 Update
Consolidated revenues of $31,208,000 for the three months ended April 2, 2006 were up 26.5% over the same period in 2005. Compared to the first quarter of 2005, staffing segment revenues were up 32.5%, and PEO revenues were up 12.8%. For the first quarter of 2006, staffing and PEO comprised 72.7% and 27.3% of total revenues, respectively. All of our lines of business continued to benefit from stronger economic conditions, better labor markets and our improved operational execution and focus. Our revenue growth was achieved without acquisitions, new branch office openings or new service line offerings in what is typically one of our more seasonally impacted quarters due to holidays and general seasonal slowdowns. We continue to see improvements in demand in both of our segment markets.
Our first quarter gross margins in the staffing and PEO segments were 23.4% and 41.9%, respectively. Our bill/pay spreads decreased on a consolidated basis and consolidated gross margin decreased by 4.4% over the same period in 2005 to 28.3% primarily due to an increase in state unemployment insurance, or SUI, a greater percentage of our business mix from lower margin commercial business and lower permanent placement fees.
Selling, general and administrative, or SG&A expenses were $6,428,000 for the quarter, a 7.1% increase of $425,000 over the same period in 2005. SG&A as a percentage of revenue fell 3.7% to 20.6%. Management remains committed to investing our SG&A resources in revenue generating activities while leveraging our corporate and administrative expenses.
Loss before income taxes of $1,970,000 was a decrease of $3,721,000 from the first quarter of fiscal 2005 due primarily to the expenses of the merger and a final valuation of restricted stock totaling $4,137,000. Income before taxes adjusted for these one-time expenses would have been $2,167,000, an increase of $416,000 or 23.8%.
Going forward, our focus will remain on further improving our operational execution, supporting our core offerings, expanding current markets and seeking new geographic and strategic line of business acquisitions. We remain committed to retaining and developing top sales and fulfillment personnel. In addition to focusing on increasing revenues and gross profit, we will continue to concentrate on improving staffing productivity, diversifying our client base, and leveraging our SG&A expenses.
Fluctuations in quarterly operating results
We have historically experienced significant fluctuations in our quarterly operating results and anticipate such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers’ compensation, demand and competition for services. Our revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on our staffing services business. As a result, we may experience a drop in revenues in the first quarter of each year compared to the previous fourth quarter results. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees.

RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:
Percentage of total net revenues
Fiscal quarters ended

	% of revenue
	April 2,	April 3,
	2006	2005
REVENUES, net	100.00%	100.00%

COST OF SERVICES	71.66%	67.33%

GROSS PROFIT	28.34%	32.67%

OPERATING EXPENSES
Selling, general and administrative	20.60%	24.33%
Depreciation and amortization	0.49%	0.76%

Total operating expenses	21.09%	25.09%

OPERATING INCOME	7.25%	7.58%

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(0.31)%	(0.28)%
Other income (expense)	(13.25)%	(0.20)%
)

Total other expense, net	(13.56)%	(0.48)%

INCOME (LOSS) BEFORE INCOME TAXES	(6.31)%	7.10%

INCOME TAXES	(0.95)%	2.86%

NET INCOME (LOSS)	(5.36)%	4.24%

Dividend accrued for Series A in 2006 and paid to Series C preferred stockholders in 2005	(0.06)%	(25.53)%

Income (loss) available to common stockholders	(5.42)%	(21.29)%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005
Revenues — Revenues increased $6,535,000, or 26.5%, from $24,673,000 for the three months ended April 3, 2005 to $31,208,000 for the three months ended April 2, 2006. The year-over-year revenue growth is primarily attributable to a 49.4 % increase in the average number of billed hours in the staffing segment and a 10.0 % increase in worksite employees at the PEO segment, offset slightly by a reduction in average bill rates in the staffing segment. Our revenue growth was achieved without acquisitions, new branch office openings or new service line offerings in what is typically one of our more seasonally impacted quarters due to holidays and general seasonal slowdowns. These results are due to the strength of the end markets we serve, the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business. In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus and incentive compensation programs.
Staffing segment revenues increased $5,544,000, or 32.4%, from $17,119,000 for the three months ended April 3, 2005 to $22,663,000 for the three months ended April 2, 2006. Direct hire fee revenues (included in staffing segment revenues) decreased $665,000, or 32.5%, from $2,049,000 for the three months ended April 3, 2005 to $1,384,000 for the three months ended April 2, 2006. Our direct hire fee revenues were lower due to a reduction in our direct hire staffing consultants. Management remains committed to augmenting the direct hire service offering.
PEO segment net revenues increased $964,000, or 12.8%, from $7,554,000 for the three months ended April 3, 2005 to $8,518,000 for the three months ended April 2, 2006. The increase was due to a 10.0 % increase in worksite employees and a 2.5 % increase in average revenue per employee.
Gross Profit and Gross Margin — Gross profit increased $784,000 from $8,060,000 for the three months ended April 3, 2005 to $8,844,000 for the three months ended April 2, 2006 due to an increase in PEO worksite revenue and staffing consulting and temporary revenues, offset by a decrease permanent placement fees and gross margin percentage. Gross margin decreased from 32.7% to 28.3% for the three months ended April 3, 2005 and April 2, 2006, respectively. During the first quarter of 2006, our consolidated gross margin decreased due to an increase in state unemployment insurance (SUI), a greater percentage of our consolidated revenues coming from our lower margin lines of business and lower permanent placement fees. The increase in state unemployment insurance was primarily attributable to the State of Georgia where we experienced an increase in losses and increased payroll, resulting in higher state reserve requirements.
Staffing segment gross profit increased $227,000 from $5,045,000 for the three months ended April 3, 2005 to $5,272,000 for the three months ended April 2, 2006 due to an increase in revenues, offset by a decrease in gross margin. Gross margins for the segment decreased from 29.5 % to 23.4 % for the three months ended April 3, 2005 and April 2, 2006, respectively. Gross margins were negatively impacted by lower permanent placement fee revenues and an increase in SUI rates, as mentioned above.
PEO segment gross profit increased $557,000 from $3,015,000 for the three months ended April 3, 2005 to $3,572,000 for the three months ended April 2, 2006. Gross margins for the segment increased from 39.9 % to 41.9 % for the three months ended April 3, 2005 and April 2, 2006, respectively. The increase in gross margins was primarily due to an overall increase in average margin per worksite employee due to favorable worker’s compensation rates.
Selling, General and Administrative Expenses - Selling, general and administrative, also referred to as SG&A, expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office payroll and personnel related costs, advertising, rent, office supplies and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, marketing, travel, occupancy costs, information systems costs, executive and corporate staff incentive bonuses, expenses related to being a publicly-traded company and other general and administrative expenses.
SG&A expenses increased $425,000, or 7.1%, from $6,003,000 for the three months ended April 3, 2005 to $6,428,000 for the three months ended April 2, 2006. Corporate expenses increased $136,000 and field operating expenses increased $289,000. The increase in operating expenses is primarily the result of increased staffing consultant salaries, commissions, bonuses and bad debt expense in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues. Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the second quarter of 2006 from levels experienced in the first quarter, except for the added burden of expenses related to being a publicly-traded company and additional headcount.
Other expense increased $4,087,000 from 2005. This increase relates primarily to $4,057,000 of expenses related to one-time costs of the share purchase and merger. Merger expenses included $1,010,000 of investment services, $779,000 of legal and accounting, $968,000 of retention bonus paid, $905,000 of stock issued to former shareholders of R&R Acquisition as compensation for the shell and $395,000 of other miscellaneous costs.

Interest Expense — Interest expense, net, remained relatively flat, increasing slightly from $96,000 for the three months ended April 3, 2005 to $96,000 for the three months ended April 2, 2006. Interest expense will increase as a result of the issuance of the convertible debt, preferred stock and funding on the line of credit and term note.
Income Taxes — The provision for income taxes decreased from a tax expense of $705,000 for the three months ended April 3, 2005 to a benefit of $298,000 for the three months ended April 2, 2006. The benefit in fiscal 2006 was due to losses generated by the share purchase and merger costs.
Liquidity and Capital Resources
Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. The borrowings on our line of credit were done to fund the share purchase requirements of the merger in 2006 and a dividend payment in 2005.
Compared to the same quarter in 2005, net cash provided by operating activities increased $1,793,000 in 2006 primarily due to changes in operating assets and liabilities as outlined below, offset by a net loss for the three months ended April 2, 2006.
Our cash position at April 2, 2006 was $1,146,000, an increase of $1,008,000 from January 2, 2006. The major components of the increase include cash provided by operations of $1,446,000, partially offset by capital expenditures of $75,000 and financing activities of $363,000.
Cash provided by operations of $1,446,000 is comprised of a net loss of $1,672,000 adjusted for non-cash charges of $188,000 and the net change in operating assets and liabilities of $2,930,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes and non cash adjustments related to the merger. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of $2,181,000, offset by a net increase in accrued liabilities of $5,290,000.
Cash used for investing activities was $75,000 for the three months ended April 2, 2006, which was for capital expenditures primarily related to acquisition of computer related equipment.
Cash used in financing activities was $363,000 for the three months ended April 2, 2006, which consisted primarily of the proceeds from the sale of the convertible notes ($30,000,000), common and preferred stock ($17,000,000) and the proceeds of bank debt ($10,732,000), offset by the repurchase of shares of the prior shareholders ($40,520,000), payoff of debt ($15,524,000) and debt issuance costs of $1,508,000.
Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
Recent Accounting Pronouncements
In March, 2006 the Financial Accounting Standards Board (FASB) issued Statement No. 155 - Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS No. 155 on our financial position or results of operations is not expected to have a material effect.
In March, 2006 FASB issued Statement No. 156 - Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R)

for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations as we did not have any options or warrants at the time we adopted the new standard on January 2, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
Critical Accounting Policies
Our accounting policies are described in Note A of the Notes to Consolidated Financial Statements in Item 8 of our current report on Form 8-K, as amended, filed April 4, 2006. This quarterly report on Form 10-Q should be read in conjunction with our current report on Form 8-K, as amended, filed April 4, 2006 and our registration statement on Form S-1 filed April 28, 2006. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
Revenue recognition
Our PEO revenues consist of amounts received or receivable under employee leasing customer service agreements. Amounts billed to PEO customers include actual wages of employees dedicated to each work-site and related payroll taxes, a contractual administrative fee, workers’ compensation charges and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to customers for workers’ compensation coverage and unemployment insurance for the leased employees and our actual cost of the insurance. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record PEO revenues net, having determined that this better reflects the substance of the transactions between us and our PEO customers. We believe this provides greater comparability to the financial results of the rest of the industry. In addition, it allows us to focus on, and investors to better understand, our financial results. Revenues relating to earned but unpaid wages of work-site employees at the end of each period are recognized as unbilled accounts receivable and revenues, and the related direct payroll costs are accrued as earned by the work-site employees. Subsequent to the end of each period, such wages are paid and the related revenues are billed. Health care billings are concurrent with insurance provider billings. All billings for future health care coverage are deferred, usually less than one calendar month, and recognized over the proper service dates.
Temporary service revenues are recognized as our employees render services to customers.
Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.
Allowance for doubtful accounts
In our business, we must make estimates of the collectibility of accounts receivable. Accounts receivable represented approximately 41% of our total assets. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Intangible assets and goodwill
Goodwill represents the excess of the purchase prices over the fair value of assets acquired in the business acquisitions of the subsidiaries disclosed in Note A in the notes to the financial statements included in Item 15 of our current report on Form 8-K, as amended, filed April 4, 2006. Goodwill is evaluated annually for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, also referred to as SFAS No. 142. As a result of the adoption of SFAS No. 142, we discontinued the amortization of goodwill effective December 31, 2001. SFAS No. 142 also requires that we perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. We perform the annual impairment test as of the last day of each fiscal year. The two-step approach to assess goodwill impairment requires us first to compare the estimated fair value of each reporting unit that contains goodwill to the carrying amount of the unit’s assets and liabilities, including goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed in which the current fair value of the unit’s assets and liabilities will determine the implied fair value of the unit’s goodwill and the resultant impairment charge. SFAS No. 142 describes various potential methodologies for determining fair value, including discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. Due to the observable operating and economic characteristics of our company and the staffing industry in which we operate, management determined that a valuation based on multiples of EBITDA, supported by staffing industry business acquisition data, was the most appropriate valuation methodology.

We determined that each of our subsidiaries was an individual reporting unit as defined by SFAS No. 142. Accordingly, each subsidiary that had goodwill recorded, in our staffing services segment, and in our PEO services segment, was valued for purposes of the impairment calculation based on multiples of trailing twelve month EBITDA for the annual impairment test. Based upon the results of step one of the impairment test, in each instance the fair value of the reporting unit exceeded its carrying value. Accordingly, step two of the impairment test was not required and no impairment charge was required as of April 2, 2006.
Stock-based compensation
We adopted the fair value method of accounting pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, for all issuances of stock options to non-employees of the company. We used the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for all stock options issued to employees up until January 1, 2006. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. We did not grant any stock options to employees during our first fiscal quarter 2006 and there were no outstanding stock option grants as of April 2, 2006.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which was intended to replace SFAS No. 123 and supercedes APB No. 25. As issued, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer is an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption of SFAS 123(R). The SEC allows companies to postpone adoption of SFAS 123(R) until the beginning of the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123(R) for all issuances of restricted stock and stock options beginning in fiscal 2006. No options were granted in the first quarter of 2006 and we have not yet determined the effect on our financial position or results of operations of adopting SFAS No. 123(R).
Warrant valuation
We apply the provisions of FAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions.
Commitments
We have not entered into any significant commitments that have not been previously disclosed in our current report on Form 8-K filed April 4, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk for changes in interest rates is short-term. In connection with the recapitalization, Global Employment Solutions borrowed approximately $5.7 million on its revolving line of credit and $5.0 million on its term note with Wells Fargo. Interest on the revolving line of credit is payable at the prime rate, subject to a minimum payment of $7,500 per month. The term note is payable monthly, amortizable over a 36-month period, and has a balloon payment due at 24 months. The term note bears interest at the prime rate plus 2.75%. Based on our overall interest exposure at April 2, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of our long-term debt or results of operations. As of March 31, 2006, neither we nor any of our subsidiaries had entered into any interest rate instruments to reduce our exposure to interest rate risk.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in the timely notification of information to them that we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and regulations as noted below.
Based upon the review of the consolidated condensed financial statements contained in the report by our independent auditors, material adjustments were recorded to deferred tax assets, income tax expense, warrant and conversion feature liability and the related discount to convertible debt and mandatorily redeemable preferred stock. We plan to take steps to remediate these material weaknesses during the current fiscal quarter. Additional staff will be added with technical expertise to assist in determining the appropriate accounting for critical accounting policies. An independent accounting firm will review the results of our critical accounting policies prior to the review by our auditors. There can be no assurances that we will be able to implement these steps in the contemplated time frame or that these steps will be sufficient to remediate fully the weaknesses identified in the evaluation.
There have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our registration statement on Form S-1 as filed April 28, 2006, under the Section “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds is incorporated by reference to Item 15 of Part II in our registration statement on Form S-1 as filed April 28, 2006.
Item 6. Exhibits
(a) Exhibits

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GLOBAL EMPLOYMENT HOLDINGS, INC.

Date: May 22, 2006	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: May 22, 2006	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.