Form 10-Q/A
period 2006-04-02
Global Employment Holdings, Inc.
filed 2006-07-25
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number:   000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-2069359 (IRS Employer Identification No.)

10375 Park Meadows Drive, Suite 375 Lane Tree, Colorado	80129 (Zip Code)
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

GLOBAL EMPLOYMENT HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements (unaudited)

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
April 2 and January 1, 2006

	April 2,	January 1,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,146,000	$138,000
Accounts receivable, net	23,698,000	21,694,000
Deferred income taxes	978,000	978,000
Prepaid expenses and other current assets	2,980,000	2,997,000

Total current assets	28,802,000	25,807,000

Property and equipment, net	961,000	1,022,000
Deferred income taxes	7,574,000	7,206,000
Other assets, net	1,622,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$57,707,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,166,000	$2,709,000
Accounts payable	321,000	505,000
Accrued liabilities	21,331,000	16,125,000
Current portion of long-term debt	1,667,000	17,821,000
Line of credit	5,732,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	242,000	241,000

Total current liabilities	31,459,000	77,840,000

Warrant and conversion feature liability	19,476,000	—
Long-term debt, net	24,266,000	—

Total liabilities	75,201,000	77,840,000

MANDATORILY REDEEMABLE PREFERRED STOCK, net	4,236,000	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	24,651,000	19,789,000
Accumulated deficit	(46,382,000)	(44,710,000)

Total stockholders’ equity (deficit)	(21,730,000)	(24,920,000)

Total liabilities and stockholders’ equity (deficit)	$57,707,000	$52,920,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
REVENUES, net	$31,208,000	$24,673,000
COST OF SERVICES	22,364,000	16,613,000

GROSS PROFIT	8,844,000	8,060,000

OPERATING EXPENSES
Selling, general and administrative	7,476,000	6,003,000
Depreciation and amortization	153,000	187,000

Total operating expenses	7,629,000	6,190,000

OPERATING INCOME	1,215,000	1,870,000

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(96,000)	(69,000)
Other income (expense)	(3,089,000)	(50,000)

Total other expense, net	(3,185,000)	(119,000)

INCOME (LOSS) BEFORE INCOME TAXES	(1,970,000)	1,751,000

INCOME TAX (BENEFIT) EXPENSE	(298,000)	724,000

NET INCOME (LOSS)	(1,672,000)	1,027,000

Dividend accrued for Series A preferred stockholders ($1.49 per share) in 2006 and paid to Series C preferred stockholders ($0.92 per share) in 2005	(19,000)	(6,300,000)

Income (loss) available to common stockholders	$(1,691,000)	$(5,273,000)

Basic and diluted (loss) per share of common stock	$(0.35)	$(0.96)

Weighted average number of basic and diluted shares outstanding	4,890,317	5,478,618
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Fiscal quarter ended April 2, 2006
	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$19,789,000	$(44,710,000)	$(24,920,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(1,862,000)	—	(1,862,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Preferred stock premium	—	—	—	—	(9,000)	—	(9,000)
Accretion of preferred stock discount	—	—	—	—	(10,000)		(10,000)
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to mezzanine level	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net loss	—	—	—	—	—	(1,672,000)	(1,672,000)

Balances at April 2, 2006	$—	—	$1,000	6,030,928	$24,651,000	$(46,382,000)	$(21,730,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,672,000)	$1,027,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	136,000	130,000
Amortization of debt discount and issuance costs	21,000	24,000
Amortization of other assets	17,000	52,000
Bad debt expense	177,000	86,000
Deferred taxes	(368,000)	570,000
Accretion of preferred stock	19,000	—
Restricted common stock compensation expense	80,000	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—
Offering costs	(1,049,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,181,000)	(2,442,000)
Prepaid expenses and other	2,000	(345,000)
Accounts payable	(183,000)	(177,000)
Income taxes payable	2,000	(64,000)
Accrued expenses and other liabilities	5,290,000	792,000

Net cash flows provided by (used in) operating activities	1,446,000	(347,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(75,000)	(52,000)

Net cash flows (used in) investing activities	(75,000)	(52,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(543,000)	2,707,000
Net borrowings on revolving credit facility	5,732,000	4,687,000
Borrowings on term note	5,000,000	—
Proceeds from convertible debt	30,000,000	—
Debt issuance costs	(1,508,000)	(25,000)
Reduction of KRG subordinated note	(1,460,000)	—
Reduction of shareholder subordinated debt	(14,064,000)	—
Issuance of preferred stock	12,750,000	—
Issuance of restricted common stock	—	2,000
Issuance of common stock	4,250,000	—
Repurchase of preferred stock and restricted common stock	(40,520,000)	—
Cash dividend paid	—	(7,000,000)

Net cash flows provided by (used in) financing activities	(363,000)	371,000

Net increase (decrease) in cash and cash equivalents	1,008,000	(28,000)
Cash and cash equivalents, beginning of period	138,000	152,000

Cash and cash equivalents, end of period	$1,146,000	$124,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the quarter income taxes	$68,000	$372,000

Cash paid during the quarter for interest	$61,000	$45,000

The accompanying notes are an integral part of these statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. This report on Form 10-Q should be read in conjunction with our current report on Form 8-K, as amended, filed April 4, 2006 and our registration statement on Form S-1, as amended, filed April 28, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Goodwill was $18,748,000 at April 2, 2006 and January 1, 2006.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R) for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS 123(R) on the Company’s financial position or results of operations will not have a material effect, as there are no outstanding stock option grants as of April 2, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3 (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting changes retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in fiscal 2005.
Reclassification
The Company reclassified certain transactions previously reported. The reclassifications resulted from the following items:

•	Reclassification of $36,692,809 related to the valuation of the redeemable preferred stock to a reduction of additional paid in capital on the consolidated statements of changes in stockholders’ equity as of January 1, 2006. The reclassification was a result of an interpretation of Emerging Issues Task Force, Topic D-98: Classification and Measurement of Redeemable Securities. As a result of this reclassification, retained earnings increased and additional paid in capital decreased from the amount originally reported by $36,692,809.

•	Reclassification of $968,000 and $80,000 of compensation expense related to retention bonuses paid to the Company’s senior management and the final fair value adjustment of restricted common stock compensation, respectively, as previously reported in other income (expense) to selling, general and administrative expense on the consolidated statement of operations for the quarter ended April 2, 2006. These reclassifications did not have an impact on net loss or loss available to common stockholders for the quarter ended April 2, 2006.
In March, 2006 the FASB issued Statement No. 155 - Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS No. 155 is not expected to have a material effect on our financial position or results of operations.
In March, 2006 the FASB issued Statement No. 156 - Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.
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

Number of shares	Exercise	Expiration
underlying warrants	Price	Date
480,000	$6.25	March 31, 2011

2,513,053	$6.00	March 31, 2013

393,365	$6.25	March 31, 2013
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
Segment information is as follows:

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
Staffing revenue	$22,663,000	$17,119,000

PEO revenue	$8,518,000	$7,554,000

Total company revenue	$31,208,000	$24,673,000

Staffing depreciation	$32,000	$34,000

PEO depreciation	$30,000	$27,000

Total company depreciation	$136,000	$130,000

Staffing income before income taxes	$1,129,000	$1,003,000

PEO income before income taxes	$1,255,000	$920,000

Total company income (loss) before income taxes	$(1,970,000)	$1,751,000

Staffing assets	$25,920,000	$18,729,000

PEO assets	$28,200,000	$23,536,000

Total company assets	$57,707,000	$52,920,000

Staffing capital expenditures	$3,000	$5,000

PEO capital expenditures	$53,000	$5,000

Total capital expenditures	$75,000	$52,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing clients, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the SEC, including our current report on Form 8-K under the Section ”Risk Factors” as filed with the SEC on April 4, 2006, as amended, and our registration statement on Form S-1, as filed with the SEC on April 28, 2006, as amended. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q/A, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
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
• Preferred stock and warrants. 12,750 shares of Series A preferred stock were issued at $1,000 per share and warrants to purchase 1,663,053 shares of common stock at an exercise price of $6.00 per share were issued for no additional consideration and are convertible into 2,217,391 shares of our common stock. Pursuant to a registration rights agreement with these purchasers, Global Employment Holdings filed a shelf registration statement for the resale of our common stock issuable upon conversion of the preferred stock and exercise of the warrants on April 28, 2006.

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
Selling, general and administrative, or SG&A expenses were $7,476,000 for the quarter, a 24.5% increase of $1,473,000 over the same period in 2005 which included a non-recurring retention bonus paid to senior management in connection with the recapitalization of $968,000 and $80,000 compensation expense related to the final valuation of restricted common stock. SG&A as a percentage of revenue fell 0.4% to 24.0%. Management remains committed to investing our SG&A resources in revenue generating activities while leveraging our corporate and administrative expenses.
Loss before income taxes of $1,970,000 was a decrease of $3,721,000 from the first quarter of fiscal 2005 due primarily to the expenses of the merger totaling $3,089,000. Income before taxes adjusted for these one-time expenses, including the retention bonus and restricted stock compensation, would have been $2,167,000, an increase of $416,000 or 23.8%.
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

RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:
Percentage of total net revenues
Fiscal quarters ended

	% of revenues
	April 2,	April 3,
	2006	2005
REVENUES, net	100.00%	100.00%
COST OF SERVICES	71.66%	67.33%

GROSS PROFIT	28.34%	32.67%

OPERATING EXPENSES
Selling, general and administrative	23.96%	24.33%
Depreciation and amortization	0.49%	0.76%

Total operating expenses	24.45%	25.09%

OPERATING INCOME	3.89%	7.58%

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(0.31)%	(0.28)%
Other income (expense)	(9.90)%	(0.20)%
)

Total other expense, net	(10.27)%	(0.48)%

INCOME (LOSS) BEFORE INCOME TAXES	(6.31)%	7.10%

INCOME TAXES	(0.95)%	2.93%

NET INCOME (LOSS)	(5.36)%	4.17%

Dividend accrued for Series A preferred stockholders in 2006 and paid to Series C preferred stockholders in 2005	(0.06)%	(25.53)%

Income (loss) available to common stockholders	(5.42)%	(21.36)%

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
SG&A expenses increased $1,473,000, or 24.5%, from $6,003,000 for the three months ended April 3, 2005 to $7,476,000 for the three months ended April 2, 2006. The increase in operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues, higher bad debt expense, restricted common stock compensation of $80,000 and $968,000 of retention bonuses paid to senior management related to the recapitalization. Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the second quarter of 2006 from levels experienced in the first quarter, except for the added burden of expenses related to being a publicly-traded company, additional headcount, and the exclusion of restricted stock compensation and retention bonuses paid in the first quarter as a result of the recapitalization.
Other expense increased $3,039,000 from 2005. This increase relates primarily to $3,009,000 of expenses related to one-time costs of the share purchase and merger. Merger expenses included $1,010,000 of investment services, $779,000 of legal and accounting, $905,000 of stock issued to former shareholders of R&R Acquisition as compensation for the shell and $315,000 of other miscellaneous costs.

Interest Expense — Interest expense, net, remained relatively flat, increasing slightly from $69,000 for the three months ended April 3, 2005 to $96,000 for the three months ended April 2, 2006. Interest expense will increase as a result of the issuance of the convertible debt and funding on the line of credit and term note.
Income Taxes — The provision for income taxes decreased from a tax expense of $724,000 for the three months ended April 3, 2005 to a benefit of $298,000 for the three months ended April 2, 2006. The benefit in fiscal 2006 was due to losses generated by the recapitalization costs.
Liquidity and Capital Resources
Our operating cash flows and credit line have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. The borrowings on our line of credit were done to fund the share purchase requirements of the merger in 2006 and a dividend payment in 2005.
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
Accounts receivable represented 82% and 84% of current assets as of April 2, 2006 and January 1, 2006, respectively. The accounts receivable balance increased 9.2% while revenues increased 2.6% between the end of fiscal year 2005 and April 2, 2006. Increased revenues of 2.6% would result in an increase of $560,000 in accounts receivable at April 2, 2006. The additional increase of $1.4 million in the accounts receivable balance as of April 2, 2006 was due primarily to:

•	A slight increase in day’s sales outstanding, or DSOs, in the staffing services segment.

•	The fiscal year end accounts receivable balances included billings from the short holiday weeks while the first quarter balances included full billing weeks.

Customer payments to our PEO services segment are in the form of ACH debits initiated by us, cash on delivery, company or certified checks, or direct wire transfers on the day of payroll. DSOs for the PEO services segment is effectively zero. DSOs for the staffing services segment increased slightly from 46.9 days at January 1, 2006 to 47.6 days at April 2, 2006.
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
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R)

for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS 123(R) on the Company’s financial position or results of operations will not have a material effect, as there are no outstanding stock option grants as of April 2, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
Critical Accounting Policies
Our accounting policies are described in Note A of the Notes to Consolidated Financial Statements in Item 8 of our current report on Form 8-K, filed April 4, 2006, as amended. This quarterly report on Form 10-Q/A should be read in conjunction with our current report on Form 8-K, filed April 4, 2006, as amended, and our registration statement on Form S-1, filed April 28, 2006, as amended. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
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
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which was intended to replace SFAS No. 123 and supercedes APB No. 25. As issued, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer is an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption of SFAS 123(R). The SEC allows companies to postpone adoption of SFAS 123(R) until the beginning of the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123(R) for all issuances of restricted stock and stock options beginning in fiscal 2006. The adoption of SFAS 123(R) on the Company’s financial position and results of operations will not have a material effect, as there are no outstanding stock option grants as of April 2, 2006.
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
Commitments
We have not entered into any significant commitments that have not been previously disclosed in our current report on Form 8-K filed April 4, 2006, as amended.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk for changes in interest rates is short-term. In connection with the recapitalization, Global Employment Solutions borrowed approximately $5.7 million on its revolving line of credit and $5.0 million on its term note with Wells Fargo. Interest on the revolving line of credit is payable at the prime rate, subject to a minimum payment of $7,500 per month. The term note is payable monthly, amortizable over a 36-month period, and has a balloon payment due at 24 months. The term note bears interest at the prime rate plus 2.75%. Based on our overall interest exposure at April 2, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of our long-term debt or results of operations. As of April 2, 2006, neither we nor any of our subsidiaries had entered into any interest rate instruments to reduce our exposure to interest rate risk.

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
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our registration statement on Form S-1, filed April 28, 2006, as amended, under the Section “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds is incorporated by reference to Item 15 of Part II in our registration statement on Form S-1, filed April 28, 2006, as amended.
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
GLOBAL EMPLOYMENT HOLDINGS, INC.

Date: July 25, 2006	By:	/s/ Howard Brill

Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: July 25, 2006	By:	/s/ Dan Hollenbach

Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.