Form 10-Q/A
period 2006-04-02
Global Employment Holdings, Inc.
filed 2006-07-27
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 2
TO
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number:   000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-2069359 (IRS Employer Identification No.)

10375 Park Meadows Drive, Suite 375 Lone Tree, Colorado	80129 (Zip Code)
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

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
April 2 and January 1, 2006

	April 2,	January 1,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,146,000	$138,000
Accounts receivable, net	23,698,000	21,694,000
Deferred income taxes	978,000	978,000
Prepaid expenses and other current assets	2,980,000	2,997,000

Total current assets	28,802,000	25,807,000

Property and equipment, net	961,000	1,022,000
Deferred income taxes	7,574,000	7,206,000
Other assets, net	1,622,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$57,707,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,166,000	$2,709,000
Accounts payable	321,000	505,000
Accrued liabilities	21,331,000	16,125,000
Current portion of long-term debt	1,667,000	17,821,000
Line of credit	5,732,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	242,000	241,000

Total current liabilities	31,459,000	77,840,000

Warrant and conversion feature liability	19,476,000	—
Long-term debt, net	24,266,000	—
Mandatorily redeemable preferred stock, net	4,236,000	—

Total liabilities	79,437,000	77,840,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	24,651,000	19,789,000
Accumulated deficit	(46,382,000)	(44,710,000)

Total stockholders’ equity (deficit)	(21,730,000)	(24,920,000)

Total liabilities and stockholders’ equity (deficit)	$57,707,000	$52,920,000

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

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Fiscal quarter ended April 2, 2006
	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$19,789,000	$(44,710,000)	$(24,920,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(1,862,000)	—	(1,862,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Preferred stock premium	—	—	—	—	(9,000)	—	(9,000)
Accretion of preferred stock discount	—	—	—	—	(10,000)		(10,000)
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to liabilities	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net loss	—	—	—	—	—	(1,672,000)	(1,672,000)

Balances at April 2, 2006	$—	—	$1,000	6,030,928	$24,651,000	$(46,382,000)	$(21,730,000)

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
Reclassification
The Company reclassified certain transactions previously reported. The reclassifications resulted from the following items:

•	Reclassification of $36,692,809 related to the valuation of the redeemable preferred stock to a reduction of additional paid in capital on the consolidated statements of changes in stockholders’ equity as of January 1, 2006. The reclassification was a result of an interpretation of Emerging Issues Task Force, Topic D-98: Classification and Measurement of Redeemable Securities. As a result of this reclassification, retained earnings increased and additional paid in capital decreased from the amount originally reported by $36,692,809.

•	Reclassification of $968,000 and $80,000 of compensation expense related to retention bonuses paid to the Company’s senior management and the final fair value adjustment of restricted common stock compensation, respectively, as previously reported in other income (expense) to selling, general and administrative expense on the consolidated statement of operations for the quarter ended April 2, 2006. These reclassifications did not have an impact on net loss or loss available to common stockholders for the quarter ended April 2, 2006.

•	Reclassification of $4,236,000 of mandatorily redeemable preferred stock from mezzanine level to long term liabilities as of April 2, 2006. The reclassification was a result of an interpretation of SFAS No. 150; Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The reclassification did not have an impact on net loss or loss available to common stockholders for the quarter ended April 2, 2006 (unaudited).

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
Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the 1st fiscal quarter of 2006, we recorded an initial valuation liability of $19,476,000 which represented a non cash adjustment to the carrying value of the related financial instruments.
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
GLOBAL EMPLOYMENT HOLDINGS, INC.

Date: July 27, 2006	By:	/s/ Howard Brill

Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: July 27, 2006	By:	/s/ Dan Hollenbach

Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.