Form 10-Q
period 2006-07-02
Global Employment Holdings, Inc.
filed 2006-08-11
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2069359
(State of Incorporation)	(IRS Employer Identification No.)

10375 Park Meadows Drive, Suite 375	80124
Lone Tree, Colorado	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No .☑
At July 2, 2006, the total number of outstanding shares of our Common Stock ($0.0001 par value) was 6,030,928.

GLOBAL EMPLOYMENT HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements (unaudited)
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	July 2,	January 1,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,000	$138,000
Accounts receivable, net	25,281,000	21,694,000
Deferred income taxes	1,040,000	978,000
Prepaid expenses and other current assets	2,762,000	2,997,000

Total current assets	29,145,000	25,807,000

Property and equipment, net	1,055,000	1,022,000
Deferred income taxes	7,207,000	7,206,000
Other assets, net	1,702,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$57,857,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$3,145,000	$2,709,000
Accounts payable	268,000	505,000
Accrued liabilities	20,180,000	16,125,000
Current portion of long-term debt	1,667,000	17,821,000
Line of credit	5,418,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	13,000	241,000

Total current liabilities	30,691,000	77,840,000

Warrant liability	21,024,000	—
Long-term debt, net	24,224,000	—
Mandatorily redeemable preferred stock, net	4,721,000	—

Total liabilities	80,660,000	77,840,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	24,670,000	19,789,000
Accumulated deficit	(47,474,000)	(44,710,000)

Total stockholders’ equity (deficit)	(22,803,000)	(24,920,000)

Total liabilities and stockholders’ equity (deficit)	$57,857,000	$52,920,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
REVENUES, net	$64,619,000	$51,149,000	$33,411,000	$26,476,000
COST OF SERVICES	46,011,000	34,550,000	23,701,000	17,937,000

GROSS PROFIT	18,608,000	16,599,000	9,710,000	8,539,000

OPERATING EXPENSES
Selling, general and administrative	14,176,000	11,880,000	6,746,000	5,828,000
Depreciation and amortization	303,000	374,000	151,000	187,000

Total operating expenses	14,479,000	12,254,000	6,897,000	6,015,000

OPERATING INCOME	4,129,000	4,345,000	2,813,000	2,524,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(2,010,000)	(150,000)	(1,895,000)	(81,000)
Fair market valuation of warrant liability	(1,548,000)	—	(1,548,000)	—
Other income (expense)	(3,398,000)	—	(208,000)	—

Total other expense, net	(6,956,000)	(150,000)	(3,651,000)	(81,000)

INCOME (LOSS) BEFORE INCOME TAXES	(2,827,000)	4,195,000	(838,000)	2,443,000

INCOME TAX (BENEFIT) EXPENSE	(63,000)	1,732,000	235,000	1,007,000

NET INCOME (LOSS)	(2,764,000)	2,463,000	(1,073,000)	1,436,000

Dividend paid to Series C preferred stockholders ($0.92 per share) in 2005	—	(6,300,000)	—	—

Income (loss) available to common stockholders	$(2,764,000)	$(3,837,000)	$(1,073,000)	$1,436,000

Basic and diluted (loss) per share of common stock	$(0.51)	$(0.70)	$(0.18)	$0.26

Weighted average number of basic and diluted shares outstanding	5,460,622	5,501,620	6,030,928	5,524,622
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Six months ended July 2, 2006

	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$19,789,000	$(44,710,000)	$(24,920,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(1,862,000)	—	(1,862,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to liabilities	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net loss	—	—	—	—	—	(2,764,000)	(2,764,000)

Balances at July 2, 2006	$—	—	$1,000	6,030,928	$24,670,000	$(47,474,000)	$(22,803,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended
	July 2,	July 3,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,764,000)	$2,463,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	280,000	263,000
Amortization of debt discount and issuance costs	586,000	28,000
Amortization of other assets	23,000	83,000
Bad debt expense	269,000	160,000
Deferred taxes	(63,000)	1,605,000
Restricted common stock compensation expense	80,000	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—
Offering costs	(1,049,000)	—
Accretion of preferred stock	264,000	—
Amortization of warrant discount on preferred stock	240,000	—
Fair market valuation of warrant liability	1,548,000	—
Changes in operating assets and liabilities:
Accounts receivable	(3,857,000)	(3,373,000)
Prepaid expenses and other	217,000	(162,000)
Accounts payable	(237,000)	(10,000)
Income taxes payable	(228,000)	(249,000)
Accrued expenses and other liabilities	4,127,000	514,000

Net cash flows provided by (used in) operating activities	591,000	1,322,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(313,000)	(137,000)

Net cash flows (used in) investing activities	(313,000)	(137,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	436,000	2,463,000
Net borrowings on revolving credit facility	5,418,000	3,250,000
Borrowings on term note	5,000,000	—
Repayments of term note	(397,000)
Proceeds from convertible debt	30,000,000	—
Debt issuance costs	(1,767,000)	—
Reduction of KRG subordinated note	(1,460,000)	—
Reduction of shareholder subordinated debt	(14,064,000)	—
Issuance of preferred stock	12,750,000	—
Issuance of restricted common stock	—	—
Issuance of common stock	4,250,000	2,000
Repurchase of preferred stock and restricted common stock	(40,520,000)	—
Cash dividend paid	—	(7,000,000)

Net cash flows provided by (used in) financing activities	(354,000)	(1,285,000)

Net increase (decrease) in cash and cash equivalents	(76,000)	(100,000)
Cash and cash equivalents, beginning of period	138,000	152,000

Cash and cash equivalents, end of period	$62,000	$52,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$228,000	$376,000

Cash paid during the period for interest	$301,000	$120,000

The accompanying notes are an integral part of these statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. This report on Form 10-Q should be read in conjunction with our current report on Form 8-K, as amended, filed July 28, 2006 and our registration statement on Form S-1, as amended, filed July 27, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended July 2, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In particular, the accrual for the large deductible workers compensation insurance program is based on estimates and actuarial assumptions. Additionally, the valuation of the warrant liability uses the Black-Scholes model based upon interest rates, stock prices and volatility factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience in processing and settling claims as well as market conditions.
Fiscal Periods
The Company’s fiscal year is based on a 52/53-week cycle ending on the Sunday closest to each calendar year end. For the fiscal quarters and for the six months in fiscal 2006 and 2005, the Company had 13 and 26 week periods, respectively.
Consolidation
The consolidated condensed financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation.
Cash and Cash Equivalents
Our policy is to invest any cash in excess of operating requirements in highly liquid, income-producing investments. We consider such investments with maturities of three months or less at the time of purchase to be cash equivalents.

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
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Shares representing restricted common stock, which were reclassified to mandatorily redeemable restricted stock in October 2005, were excluded from the calculation of weighted average shares of basic and diluted earnings (loss) per share once they were reported as a liability in the consolidated condensed balance sheets. Basic and diluted shares outstanding were the same for fiscal years 2006 and 2005 as there were no potential dilutive shares outstanding during the period. Outstanding warrants and other dilutive securities to purchase 10,403,800 and -0- shares of common stock for the six months and quarters ended July 2, 2006 and July 3, 2005, respectively, were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive.
Workers’ Compensation
On August 1, 2002, we entered into guaranteed cost policies with minimal loss retention for workers’ compensation coverage in the states in which we operate. Under these policies, we are required to maintain refundable deposits which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets.
We had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represent contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of July 2, 2006, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. Our policy is to use our estimated undiscounted workers’ compensation claims associated with our large deductible insurance fund when determining our net deposit or obligation there under. This estimate is recorded in accrued liabilities. Workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. The loss estimates are based on several factors including our current experience, industry averages, relative health care costs, regional influences and other factors. These estimates are continually reviewed by our risk management department, and annually by an independent actuary, and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.

Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts of $706,000 and $536,400 at July 2, 2006 and January 1, 2006, respectively.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,615,000 and $2,336,000 at July 2, 2006 and January 1, 2006, respectively.
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
Goodwill and Identifiable Intangible Assets
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS No. 142 as the reporting unit. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of July 2, 2006.
Goodwill was $18,748,000 at July 2, 2006 and January 1, 2006.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN No. 48 is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements.
In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. The Task Force reached a tentative conclusion that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. This EITF would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact of this EITF on our presentation of such taxes on our consolidated statement of operations.
In March, 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.
In March, 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in fiscal 2005.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS No. 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R) for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS No. 123(R) on the Company’s financial position or results of operations will not have a material effect, as there were no outstanding stock option grants as of January 1 or July 2, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
2. Bank debt
In connection with the recapitalization, we amended the senior credit facility with Wells Fargo, increasing our borrowing capacity to $20 million.
The agreement provides for borrowing of up to $5.0 million under a term facility. In connection with the recapitalization, we borrowed $5.0 million under the term facility. The term note is payable monthly and amortizes over a 36-month period. 25% of our free cash, as defined in the agreement, is due in February 2007 and February 2008 and any unpaid balance is due in April 2008. The term note bears interest at Wells Fargo’s prime rate plus 2.75%.
Additionally, the agreement provided for an increase in the revolving line of credit maximum available borrowings of up to $15.0 million; limited to 90% of eligible billed receivables and 75% of unbilled receivables until such time as the term note is paid in full, when the eligible billed and unbilled receivables will be reduced to 85% and 70%, respectively. Interest is payable at Wells Fargo’s prime rate, subject to a minimum of $7,500 per month. A fee of 0.25% per annum is payable on the unused portion of the commitment. The term of the agreement expires in July 2009. We funded $5,732,000 on the line of credit in connection with the recapitalization. We paid a closing fee of $175,000 upon funding.
The agreement continues to require certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and the agreement contains a provision that allows the lender to call the outstanding balance of the line of credit if any material adverse change in the business or financial condition of the company occurs. The agreement includes various financial and other covenants with which we must comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, dividend restrictions and capital expenditure limits. As of July 2, 2006, we were in compliance with these covenants.
3. Convertible notes
On March 31, 2006, we issued $30.0 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net of an original discount of $9,059,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8%. The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium over the principal amount of notes being redeemed. We may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If we so redeem the notes, we must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which we must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of July 2, 2006, we were in compliance with this covenant.
4. Stockholders’ Equity
Preferred stock
We issued 12,750 shares of our Series A convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. The preferred stock is classified as a liability net of an original discount of $8,519,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the conversion price then in effect plus a premium calculated at an annual rate of 8% from issuance to maturity. Upon liquidation, our preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum of the face amount, and will thereafter share ratably with our common stockholders in the distribution of our remaining assets. The Series A preferred stock is convertible at a holder’s option at any time into an amount of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% from issuance to maturity, by a conversion price of $5.75 per share, subject to adjustment upon certain events. A stockholder may not convert our Series A convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its Series A preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A preferred stock) or upon other specified events at a premium over the conversion price of the shares being redeemed. The terms of our senior credit facility prohibit the redemption of our preferred stock.
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
Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the 1st fiscal quarter of 2006, we recorded an initial valuation liability of $19,476,000 which represented a non cash adjustment to the carrying value of the related financial instruments. During the second quarter ended July 2, 2006, we increased the warrant liability $1,548,000, to $21,024,000, based primarily on the volatility of the comparable stocks used in the valuation model. This amount was recorded in interest expense.
5. Income Taxes
We have established a valuation allowance against our net deferred tax assets as of July 2, 2006 and January 1, 2006, of $982,000 and $895,000, respectively. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. We determined that the net deferred tax assets related to state net operating loss carry forwards should remain subject to an allowance until we have forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the six months and second quarter of fiscal 2006 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of non-deductible recapitalization expenses, revaluation of warrants, accretion and amortization related to preferred stock and FICA tip credits.
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

Segment information is as follows:

	Six months ended		Three months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Staffing revenue	$47,737,000	$36,085,000	$25,074,000	$18,966,000
PEO revenue	$16,855,000	$15,064,000	$8,337,000	$7,510,000
Total Company revenue	$64,619,000	$51,149,000	$33,411,000	$26,476,000

Staffing depreciation	$64,000	$69,000	$32,000	$35,000
PEO depreciation	$60,000	$53,000	$30,000	$26,000
Total Company depreciation	$280,000	$263,000	$145,000	$133,000
				$—
Staffing income before income taxes	$2,448,000	$2,597,000	$1,361,000	$1,594,000
PEO income before income taxes	$2,525,000	$1,954,000	$1,270,000	$1,034,000
Total Company income (loss) before income taxes	$(2,827,000)	$4,195,000	$(838,000)	$2,443,000

Staffing assets	$27,801,000	$20,606,000	$27,801,000	$20,606,000
PEO assets	$30,068,000	$24,515,000	$30,068,000	$24,515,000
Total Company assets	$57,857,000	$42,702,000	$57,857,000	$42,702,000

Staffing capital expenditures	$215,000	$35,000	$212,000	$30,000
PEO capital expenditures	$50,000	$30,000	$27,000	$24,000
Total Company capital expenditures	$313,000	$137,000	$238,000	$85,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing clients, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the SEC, including our current report on Form 8-K under the Section “Risk Factors” as filed with the SEC on July 28, 2006, as amended, and our registration statement on Form S-1, as filed with the SEC on July 27, 2006, as amended. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
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
Issuance of new securities
We issued the following securities in private placements to an aggregate of 19 institutional investors, all of whom are accredited investors, on the closing of the recapitalization:
• Convertible notes and warrants. $30.0 million aggregate principal amount of 8% senior secured convertible notes were issued for $30.0 million and warrants to purchase 480,000 shares of common stock at an exercise price of $6.25 per share were issued for no additional consideration. The senior notes are secured by a second lien on substantially all of our assets and are convertible into 4.8 million shares of our common stock. Pursuant to a registration rights agreement with these purchasers, we filed a shelf registration statement, as amended, for the resale of the common stock issuable upon conversion of the convertible notes and exercise of the warrants on July 27, 2006.
• Preferred stock and warrants. 12,750 shares of Series A preferred stock were issued at $1,000 per share and warrants to purchase 1,663,053 shares of common stock at an exercise price of $6.00 per share were issued for no additional consideration and are convertible into 2,217,391 shares of our common stock. Pursuant to a registration rights agreement with these purchasers, Global Employment Holdings filed a shelf registration statement, as amended, for the resale of our common stock issuable upon conversion of the preferred stock and exercise of the warrants on July 27, 2006.
• Common stock and warrants. 850,000 shares of common stock were issued at a purchase price of $5.00 per share and warrants to purchase 850,000 shares of common stock at an exercise price of $6.00 per share were issued for no additional consideration. Pursuant to a registration rights agreement with these purchasers, we filed a shelf registration statement, as amended, for the resale of our common stock issued to the investors and the common stock issuable upon exercise of the warrants on July 27, 2006.
Senior secured debt
In connection with the recapitalization, Global Employment Solutions amended and restated its senior credit facility with Well Fargo Bank, National Association, also referred to as Wells Fargo, increasing its borrowing capacity to $20.0 million. We borrowed approximately $10.7 million for payments required by the recapitalization. The Wells Fargo facility is secured with a first lien on substantially all of our assets.
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
RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:
Percentage of total net revenues

	Six months ended		Three months ended
	% of revenue		% of revenue
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
REVENUES, net	100.00%	100.00%	100.00%	100.00%
COST OF SERVICES	71.20%	67.55%	70.94%	67.75%

GROSS PROFIT	28.80%	32.45%	29.06%	32.25%

OPERATING EXPENSES
Selling, general and administrative	21.94%	23.23%	20.19%	22.01%
Depreciation and amortization	0.47%	0.73%	0.45%	0.71%

Total operating expenses	22.41%	23.96%	20.64%	22.72%

OPERATING INCOME	6.39%	8.49%	8.42%	9.53%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-3.11%	-0.29%	-5.67%	-0.31%
Fair market valuation of warrant liability	-2.40%	0.00%	-4.63%	0.00%
Other income (expense)	-5.25%	0.00%	-0.63%	0.00%

Total other expense, net	-10.76%	-0.29%	-10.93%	-0.31%

INCOME (LOSS) BEFORE INCOME TAXES	-4.37%	8.20%	-2.51%	9.22%

INCOME TAXES	-0.10%	3.39%	0.70%	3.80%

NET INCOME (LOSS)	-4.27%	4.81%	-3.21%	5.42%

Dividend paid to Series C preferred stockholders	0.00%	-12.32%	0.00%	0.00%

Income (loss) available to common stockholders	-4.27%	-7.51%	-3.21%	5.42%

We report PEO revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues is as follows for the six months and three months ended July 2, 2006 and July 3, 2005:

	Gross reporting method	Reclassification	Net reporting method
For the six months ended July 2, 2006
Revenues, net	$250,251,000	$(185,632,000)	$64,619,000
Cost of services	(231,643,000)	185,632,000	(46,011,000)

Gross profit	$18,608,000	$—	$18,608,000

For the six months ended July 3, 2005
Revenues, net	$211,552,000	$(160,403,000)	$51,149,000
Cost of services	(194,953,000)	160,403,000	(34,550,000)

Gross profit	$16,599,000	$—	$16,599,000

For the three months ended July 2, 2006
Revenues, net	$128,949,000	$(95,538,000)	$33,411,000
Cost of services	(119,239,000)	95,538,000	(23,701,000)

Gross profit	$9,710,000	$—	$9,710,000

For the three months ended July 3, 2005
Revenues, net	$108,463,000	$(81,987,000)	$26,476,000
Cost of services	(99,924,000)	81,987,000	(17,937,000)

Gross profit	$8,539,000	$—	$8,539,000

CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
Revenues — Revenues increased $13,470,000, or 26.3%, from $51,149,000 for the six months ended July 3, 2005 to $64,619,000 for the six months ended July 2, 2006. The year-over-year revenue growth is primarily attributable to a 45.8 % increase in the average number of billed hours in the staffing segment and a 9.3 % increase in worksite employees at the PEO segment, offset slightly by a reduction in average bill rates in the staffing segment. Our revenue growth was achieved without acquisitions, new branch office openings or new service line offerings. These results are due to the strength of the end markets we serve, the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business. In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus and incentive compensation programs.
Staffing segment revenues increased $11,652,000, or 32.3%, from $36,085,000 for the six months ended July 3, 2005 to $47,737,000 for the six months ended July 2, 2006. Direct hire fee revenues (included in staffing segment revenues) decreased $1,070,000, or 26.7%, from $4,012,000 for the six months ended July 3, 2005 to $2,942,000 for the six months ended July 2, 2006. Our direct hire fee revenues were lower due to a reduction in our direct hire staffing consultants. Management remains committed to augmenting the direct hire service offering.
PEO segment net revenues increased $1,791,000, or 11.9%, from $15,064,000 for the six months ended July 3, 2005 to $16,855,000 for the six months ended July 2, 2006. The increase was due to a 9.3 % increase in worksite employees and a 4.2 % increase in average revenue per employee.
Gross Profit and Gross Margin — Gross profit increased $2,009,000 from $16,599,000 for the six months ended July 3, 2005 to $18,608,000 for the six months ended July 2, 2006 due to an increase in PEO worksite revenue and staffing consulting and temporary revenues, offset by a decrease in permanent placement fees and gross margin percentage. Gross margin decreased from 32.5% to 28.8% for the six months ended July 3, 2005 and July 2, 2006, respectively. During the first half of 2006, our consolidated gross margin decreased due to a greater percentage of our consolidated revenues coming from our lower margin commercial line of business and lower permanent placement fees, offset by changes in burdens rates as described below. The commercial line of business revenues increased from 44.6% of total revenue in 2005 to 51.6% in 2006.
Staffing segment gross profit increased $907,000 from $10,470,000 for the six months ended July 3, 2005 to $11,377,000 for the six months ended July 2, 2006 due to an increase in revenues, offset by a decrease in gross margin. Gross margins for the segment decreased from 29.1 % to 23.8 % for the six months ended July 3, 2005 and July 2, 2006, respectively. Gross margins were negatively impacted by a higher percentage of commercial business, lower permanent placement fee revenues and a slight increase in worker’s compensation burden due to the change in business mix.
PEO segment gross profit increased $1,148,000 from $6,055,000 for the six months ended July 3, 2005 to $7,203,000 for the six months ended July 2, 2006. Gross margins for the segment increased from 40.2 % to 42.7 % for the six months ended July 3, 2005 and July 2, 2006, respectively. The increase in gross margins was primarily due to an overall increase in average margin per worksite employee due to favorable worker’s compensation rates.
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
SG&A expenses increased $2,296,000, or 19.3%, from $11,880,000 for the six months ended July 3, 2005 to $14,176,000 for the six months ended July 2, 2006. The increase in operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues, higher bad debt expense, the added burden of expenses related to being a publicly-traded company, restricted common stock compensation of $80,000 and $968,000 of retention bonuses paid to senior management related to the recapitalization. Excluding the one time charges related to the restricted stock and retention bonuses, SGA&A expense increased 10.5%. Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the second half of 2006 from levels experienced in the first half, except for additional added burden of expenses related to being a publicly-traded company, additional headcount, new branch openings and the exclusion of restricted stock compensation and retention bonuses recorded in the first quarter as a result of the recapitalization.
Other Expense — Other expense increased $3,398,000 from 2005. This increase relates primarily to $3,009,000 of expenses related to one-time costs of the recapitalization. Recapitalization expenses included $1,010,000 of investment services, $779,000 of legal and accounting, $905,000 of stock issued to former shareholders of R&R Acquisition as compensation for the shell and $315,000 of other miscellaneous costs.
Interest Expense — Other interest expense, net, increased from $150,000 for the six months ended July 3, 2005 to $2,010,000 for the six months ended July 2, 2006. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $1,548,000 relates to the fair market valuation of the warrant liability.
Income Taxes — The provision for income taxes decreased from a tax expense of $1,732,000 for the six months ended July 3, 2005 to a benefit of $63,000 for the six months ended July 2, 2006. The benefit in fiscal 2006 was due to losses generated by the recapitalization costs and increased interest expense, offset by non-deductible expenses including the stock issued to former shareholders of R&R Acquisition as compensation for the shell, expense related to the fair market valuation of the warrant and conversion liability, interest expense related to the preferred stock and FICA tip credits.
Liquidity and Capital Resources
Our operating cash flows and credit line have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. The borrowings on our line of credit were done to fund the share purchase requirements of the recapitalization in 2006 and a dividend payment in 2005.
Compared to the same period in 2005, net cash provided by operating activities decreased $731,000 in 2006 primarily due to changes in operating assets and liabilities as outlined below and the net loss for the six months ended July 2, 2006.
Our cash position at July 2, 2006 was $62,000, a decrease of $76,000 from January 2, 2006. The major components of the decrease include cash provided by operations of $591,000 offset by capital expenditures of $313,000 and financing activities of $354,000.
Cash provided by operations of $591,000 is comprised of a net loss of $2,764,000 adjusted for non-cash charges of $3,333,000 and the net change in operating assets and liabilities of $22,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes, non cash adjustments related to the recapitalization, interest on preferred stock and the valuation of the warrant liability. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of $3,857,000, offset by a net increase in accrued liabilities of $4,127,000, primarily payroll related.
Cash used in investing activities was $313,000 for the six months ended July 2, 2006, which was for capital expenditures primarily related to acquisition of computer related equipment.
Cash used in financing activities was $354,000 for the six months ended July 2, 2006, which consisted primarily of the proceeds from the sale of the convertible notes ($30,000,000), common and preferred stock ($17,000,000) and the proceeds of bank debt ($10,418,000), offset by the repurchase of shares of the prior shareholders ($40,520,000), payoff of debt ($15,921,000) and debt issuance costs of $1,767,000.
Accounts receivable represented 87% and 84% of current assets as of July 2, 2006 and January 1, 2006, respectively. The accounts receivable balance increased 16.5% while revenues increased 7.0% between the six months ending January 1, 2006 and July 2, 2006 respectively. Increased revenues of 7.0% would result in an increase of $1,519,000 in accounts receivable at July 2, 2006. The additional increase of $2.1 million in the accounts receivable balance as of July 2, 2006 was due primarily to:
• A slight increase in day’s sales outstanding, or DSOs, in the staffing services segment.

• The fiscal year end accounts receivable balances included billings from the short holiday weeks while the current period balances included full billing weeks.
Customer payments to our PEO services segment are in the form of ACH debits initiated by us, cash on delivery, company or certified checks, or direct wire transfers on the day of payroll. DSOs for the PEO services segment is effectively zero. DSOs for the staffing services segment increased slightly from 46.9 days at January 1, 2006 to 47.3 days at July 2, 2006.
Interest on the convertible subordinated debt amounts to $600,000 quarterly and the term note requires monthly principal payments of $139,000 plus interest. In February 2007, 25% of our free cash flow, as defined, for fiscal 2006 is due to pay down the term loan.
Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
Revenues — Revenues increased $6,935,000, or 26.2%, from $26,476,000 for the three months ended July 3, 2005 to $33,411,000 for the three months ended July 2, 2006. The year-over-year revenue growth is primarily attributable to a 42.7 % increase in the average number of billed hours in the staffing segment and a 8.9 % increase in worksite employees at the PEO segment, offset slightly by a reduction in average bill rates in the staffing segment. Our revenue growth was achieved without acquisitions, new branch office openings or new service line offerings. These results are due to the strength of the end markets we serve, the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business. In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus and incentive compensation programs.
Staffing segment revenues increased $6,108,000, or 32.2%, from $18,966,000 for the three months ended July 3, 2005 to $25,074,000 for the three months ended July 2, 2006. Direct hire fee revenues (included in staffing segment revenues) decreased $405,000, or 20.6%, from $1,962,000 for the three months ended July 3, 2005 to $1,557,000 for the three months ended July 2, 2006. Our direct hire fee revenues were lower due to a reduction in our direct hire staffing consultants. Management remains committed to augmenting the direct hire service offering.
PEO segment net revenues increased $827,000, or 11.0%, from $7,510,000 for the three months ended July 3, 2005 to $8,337,000 for the three months ended July 2, 2006. The increase was due to a 8.9 % increase in worksite employees and a 1.9 % increase in average revenue per employee.
Gross Profit and Gross Margin — Gross profit increased $1,171,000 from $8,539,000 for the three months ended July 3, 2005 to $9,710,000 for the three months ended July 2, 2006 due to an increase in PEO worksite revenue and staffing consulting and temporary revenues, offset by a decrease permanent placement fees and gross margin percentage. Gross margin decreased from 32.3% to 29.1% for the three months ended July 3, 2005 and July 2, 2006, respectively. During the second quarter of 2006, our consolidated gross margin decreased due to a greater percentage of our consolidated revenues coming from our lower margin commercial line of business and lower permanent placement fees, offset by changes in burdens rates as described below. The commercial line of business revenues increased from 46.6% of total revenue in 2005 to 53.5% in 2006.
Staffing segment gross profit increased $632,000 from $5,445,000 for the three months ended July 3, 2005 to $6,077,000 for the three months ended July 2, 2006 due to an increase in revenues, offset by a decrease in gross margin. Gross margins for the segment decreased from 28.7 % to 24.2 % for the three months ended July 3, 2005 and July 2, 2006, respectively. Gross margins were negatively impacted by a higher percentage of commercial business, lower permanent placement fee revenues and a slight increase in worker’s compensation burden due to the change in business mix.
PEO segment gross profit increased $539,000 from $3,094,000 for the three months ended July 3, 2005 to $3,633,000 for the three months ended July 2, 2006. Gross margins for the segment increased from 41.2 % to 43.6 % for the three months ended July 3, 2005 and July 2, 2006, respectively. The increase in gross margins was primarily due to an overall increase in average margin per worksite employee due to favorable worker’s compensation rates.

SG&A expenses increased $918,000, or 15.8%, from $5,828,000 for the three months ended July 3, 2005 to $6,746,000 for the three months ended July 2, 2006. The increase in operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues and the added burden of expenses related to being a publicly-traded company. Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the third quarter of 2006 from levels experienced in the second quarter, except for additional added burden of expenses related to being a publicly-traded company, additional headcount and new branch openings.
Interest Expense — Interest expense, net, increased from $81,000 for the three months ended July 3, 2005 to $1,895,000 for the three months ended July 2, 2006. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $1,548,000 relates to the fair market valuation of the warrant liability.
Income Taxes — The provision for income taxes decreased from a tax expense of $1,007,000 for the three months ended July 3, 2005 to $235,000 for the three months ended July 2, 2006. The reduction in fiscal 2006 was due to losses generated by additional interest expense, offset by non-deductible expenses including expense related to the fair market valuation of the warrant liability, interest expense related to the preferred stock and FICA tip credits.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, (FIN No. 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN No. 48 is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 — How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. The Task Force reached a tentative conclusion that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. This EITF would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact of this EITF on our presentation of such taxes on our consolidated statement of operations.
In March, 2006 the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.
In March, 2006 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155 - Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS No. 155 on our financial position or results of operations is not expected to have a material effect.
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in fiscal 2005.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS No. 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R) for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS No. 123(R) on the Company’s financial position or results of operations will not have a material effect, as there were no outstanding stock option grants as of January 1 or July 2, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
Critical Accounting Policies
Our accounting policies are described in Note A of the Notes to Consolidated Financial Statements in Item 8 of our current report on Form 8-K, filed July 28, 2006, as amended. This quarterly report on Form 10-Q should be read in conjunction with our current report on Form 8-K, filed July 28, 2006, as amended, and our registration statement on Form S-1, filed July 27, 2006, as amended. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
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
Allowance for doubtful accounts
In our business, we must make estimates of the collectibility of accounts receivable. Accounts receivable represented approximately 44% of our total assets as of July 2, 2006. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible assets and goodwill
Goodwill represents the excess of the purchase prices over the fair value of assets acquired in the business acquisitions of the subsidiaries disclosed in Note A in the notes to the financial statements included in Item 15 of our current report on Form 8-K, as amended, filed July 28, 2006. Goodwill is evaluated annually for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, also referred to as SFAS No. 142. As a result of the adoption of SFAS No. 142, we discontinued the amortization of goodwill effective December 31, 2001. SFAS No. 142 also requires that we perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. We perform the annual impairment test as of the last day of each fiscal year. The two-step approach to assess goodwill impairment requires us first to compare the estimated fair value of each reporting unit that contains goodwill to the carrying amount of the unit’s assets and liabilities, including goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed in which the current fair value of the unit’s assets and liabilities will determine the implied fair value of the unit’s goodwill and the resultant impairment charge. SFAS No. 142 describes various potential methodologies for determining fair value, including discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. Due to the observable operating and economic characteristics of our company and the staffing industry in which we operate, management determined that a valuation based on multiples of EBITDA, supported by staffing industry business acquisition data, was the most appropriate valuation methodology.
We determined that each of our subsidiaries was an individual reporting unit as defined by SFAS No. 142. Accordingly, each subsidiary that had goodwill recorded, in our staffing services segment, and in our PEO services segment, was valued for purposes of the impairment calculation based on multiples of trailing twelve month EBITDA for the annual impairment test. Based upon the results of step one of the impairment test, in each instance the fair value of the reporting unit exceeded its carrying value. Accordingly, step two of the impairment test was not required and no impairment charge was required as of July 2, 2006.
Stock-based compensation
We adopted the fair value method of accounting pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, for all issuances of stock options to non-employees of the company. We used the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for all stock options issued to employees up until January 1, 2006. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. We did not grant any stock options to employees during fiscal 2006 and there were no outstanding stock option grants as of July 2, 2006.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which was intended to replace SFAS No. 123 and supercedes APB No. 25. As issued, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer is an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption of SFAS 123(R). The SEC allows companies to postpone adoption of SFAS 123(R) until the beginning of the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123(R) for all issuances of restricted stock and stock options beginning in fiscal 2006. The adoption of SFAS 123(R) on the Company’s financial position and results of operations did not have a material effect, as there were no outstanding stock option grants as of January 1 or July 2, 2006.
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

Commitments
We have not entered into any significant commitments that have not been previously disclosed in our current report on Form 8-K filed July 28, 2006, as amended.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk for changes in interest rates is short-term. In connection with the recapitalization, Global Employment Solutions borrowed approximately $5.7 million on its revolving line of credit and $5.0 million on its term note with Wells Fargo. Interest on the revolving line of credit is payable at the prime rate, subject to a minimum payment of $7,500 per month. The term note is payable monthly, amortizable over a 36-month period, and has a balloon payment due at 24 months. The term note bears interest at the prime rate plus 2.75%. At July 2, 2006, we had outstanding balances of $4,583,000 on the term note and $5,418,000 on the line of credit. Based on our overall interest exposure at July 2, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of our long-term debt or results of operations. As of July 2, 2006, neither we nor any of our subsidiaries had entered into any interest rate instruments to reduce our exposure to interest rate risk.
The valuation of the warrant liability requires the use of the volatility of our stock as well as long term interest rates. Because our stock has not begun to trade, we have utilized comparable industry stock averages to determine a volatility factor. As our stock begins to trade, changes in the volatility and interest rates may have a significant non-cash impact on the warrant valuation and expense in future periods.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in the timely notification of information to them that we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and regulations.
Based upon the review of the consolidated condensed financial statements for the first fiscal quarter contained in the report by our independent auditors, material adjustments were recorded to deferred tax assets, income tax expense, warrant and conversion feature liability and the related discount to convertible debt and mandatorily redeemable preferred stock. We took steps to remediate these material weaknesses during the current fiscal quarter. Additional staff was added with technical expertise to assist in determining the appropriate accounting for critical accounting policies. An independent accounting firm reviewed the results of our critical accounting policies prior to the review by our auditors. There can be no assurances that these steps will be sufficient to remediate fully the weaknesses identified in the evaluation.
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
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our registration statement on Form S-1, filed July 27, 2006, as amended, under the Section “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds is incorporated by reference to Item 15 of Part II in our registration statement on Form S-1, filed July 27, 2006, as amended.
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
GLOBAL EMPLOYMENT HOLDINGS, INC.

Date: August 11, 2006	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.