Form 10-Q
period 2006-10-01
Global Employment Holdings, Inc.
filed 2006-11-15
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No. ☑
At November 10, 2006, the total number of outstanding shares of our Common Stock ($0.0001 par value) was 6,024,248.

GLOBAL EMPLOYMENT HOLDINGS, INC.

Part I-Financial Information
Item 1- Consolidated Financial Statements (unaudited)
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
October 1, 2006 and January 1, 2006

	October 1,	January 1,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,000	$138,000
Accounts receivable, net	25,224,000	21,694,000
Deferred income taxes	1,020,000	978,000
Prepaid expenses and other current assets	3,015,000	2,997,000

Total current assets	29,305,000	25,807,000

Property and equipment, net	1,061,000	1,022,000
Deferred income taxes	7,423,000	7,206,000
Other assets, net	1,345,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$57,882,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,590,000	$2,709,000
Accounts payable	364,000	505,000
Accrued liabilities	19,490,000	16,125,000
Current portion of long-term debt	2,084,000	17,821,000
Line of credit	10,845,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	—	241,000

Total current liabilities	35,373,000	77,840,000

Warrant liability	19,089,000	—
Warrant liability due to related parties	733,000	—
Long-term debt, net	17,983,000	—
Long-term debt due to related parties, net	1,656,000	—
Mandatorily redeemable preferred stock, net	5,210,000	—

Total liabilities	80,044,000	77,840,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock, net	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	24,670,000	19,789,000
Accumulated deficit	(46,833,000)	(44,710,000)

Total stockholders’ equity (deficit)	(22,162,000)	(24,920,000)

Total liabilities and stockholders’ equity (deficit)	$57,882,000	$52,920,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
REVENUES, net	$97,906,000	$81,136,000	$33,287,000	$29,987,000
COST OF SERVICES	70,095,000	55,320,000	24,084,000	20,770,000

GROSS PROFIT	27,811,000	25,816,000	9,203,000	9,217,000

OPERATING EXPENSES
Selling, general and administrative	21,176,000	18,001,000	6,821,000	6,082,000
Depreciation and amortization	450,000	559,000	146,000	224,000

Total operating expenses	21,626,000	18,560,000	6,967,000	6,306,000

OPERATING INCOME	6,185,000	7,256,000	2,236,000	2,911,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(3,879,000)	(211,000)	(1,867,000)	(61,000)
Fair market valuation of warrant liability	(2,174,000)	—	(626,000)	—
Other income (expense)	(3,089,000)	—	—	—
Gain on extinguishment of debt	614,000	—	614,000	—

Total other expense, net	(8,528,000)	(211,000)	(1,879,000)	(61,000)

INCOME (LOSS) BEFORE INCOME TAXES	(2,343,000)	7,045,000	357,000	2,850,000

INCOME TAX (BENEFIT) EXPENSE	(220,000)	2,915,000	(157,000)	1,183,000

NET INCOME (LOSS)	(2,123,000)	4,130,000	514,000	1,667,000

Dividend paid to Series C preferred stockholders ($0.92 per share) in 2005	—	(6,300,000)	—	—

Income (loss) available to common stockholders	$(2,123,000)	$(2,170,000)	$514,000	$1,667,000

Basic and diluted (loss) per share of common stock	$(0.38)	$(0.39)	$0.09	$0.30

Weighted average number of basic and diluted shares outstanding	5,650,724	5,509,237	6,030,928	5,524,470
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Nine months ended October 1, 2006

	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$19,789,000	$(44,710,000)	$(24,920,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(1,862,000)	—	(1,862,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to mezzanine level	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net loss	—	—	—	—	—	(2,123,000)	(2,123,000)

Balances at October 1, 2006	$—	—	$1,000	6,030,928	$24,670,000	$(46,833,000)	$(22,162,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 1,	October 2,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,123,000)	$4,130,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	421,000	396,000
Amortization of debt discount and issuance costs	1,069,000	39,000
Amortization of other assets	29,000	163,000
Bad debt expense	364,000	258,000
Deferred taxes	(259,000)	1,516,000
Restricted common stock compensation expense	80,000	—
Gain on extinguishment of debt	(614,000)	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—
Offering costs	(1,049,000)	—
Accretion of preferred stock	518,000	—
Amortization of warrant discount on preferred stock	474,000	—
Fair market valuation of warrant liability	2,174,000	—
Changes in operating assets and liabilities:
Accounts receivable	(3,894,000)	(5,154,000)
Prepaid expenses and other	79,000	49,000
Accounts payable	(141,000)	(118,000)
Income taxes payable	(372,000)	(157,000)
Accrued expenses and other liabilities	3,542,000	1,612,000

Net cash flows provided by (used in) operating activities	1,453,000	2,734,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(460,000)	(191,000)

Net cash flows (used in) investing activities	(460,000)	(191,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(119,000)	2,835,000
Net borrowings on revolving credit facility	10,845,000	1,519,000
Borrowings on term note	5,000,000	—
Repayments of term note	(833,000)	—
Proceeds from convertible debt	30,000,000	—
Repurchase of convertible debt	(4,997,000)	—
Debt issuance costs	(1,937,000)	—
Reduction of KRG subordinated note	(1,460,000)	—
Reduction of shareholder subordinated debt	(14,064,000)	—
Issuance of preferred stock	12,750,000	—
Issuance of common stock	4,250,000	2,000
Repurchase of preferred stock and restricted common stock	(40,520,000)	—
Cash dividend paid	—	(7,000,000)

Net cash flows provided by (used in) financing activities	(1,085,000)	(2,644,000)

Net increase (decrease) in cash and cash equivalents	(92,000)	(101,000)
Cash and cash equivalents, beginning of period	138,000	152,000

Cash and cash equivalents, end of period	$46,000	$51,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$410,000	$373,000

Cash paid during the period for interest	$1,170,000	$158,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. This report on Form 10-Q should be read in conjunction with our current report on Form 8-K, as amended, filed July 28, 2006 and our registration statement on Form S-1, as amended, filed July 27, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.
Global Employment Holdings, Inc. was formed in Delaware in 2004. On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solution’s, or GES outstanding equity securities. Also on March 31, 2006, GES entered into a merger agreement with a wholly owned subsidiary of ours, resulting in GES being 100% owned by us. We did not have any operations before March 31, 2006. The share exchange and merger was treated as a recapitalization of GES for financial accounting purposes. In connection with the recapitalization of GES, we issued convertible notes and warrants, convertible preferred stock and warrants, and common stock and warrants in private placements. As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of GES shareholders had occurred at the beginning of the periods presented as altered by the terms of the share purchase agreement.
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
Fiscal Periods
The Company’s fiscal year is based on a 52/53-week cycle ending on the Sunday closest to each calendar year end. For the fiscal quarters and for the nine months in fiscal 2006 and 2005, the Company had 13 and 39-week periods, respectively.
Consolidation
The consolidated condensed financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Shares representing restricted common stock, which were reclassified to mandatorily redeemable restricted stock in October 2005, were excluded from the calculation of weighted average shares of basic and diluted earnings (loss) per share once they were reported as a liability in the consolidated condensed balance sheets. Basic and diluted shares outstanding were the same for fiscal years 2006 and 2005 as there were no potential dilutive shares outstanding during the period. Outstanding warrants and other dilutive securities to purchase 9,392,856 and -0- shares of common stock for the nine months and quarters ended October 1, 2006 and October 2, 2005, respectively, were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive.
Workers’ Compensation
On August 1, 2002, we entered into guaranteed cost policies with minimal loss retention for workers’ compensation coverage in the states in which we operate. Under these policies, we are required to maintain refundable deposits, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets.
We had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represent contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of October 1, 2006, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. Our policy is to use our estimated undiscounted workers’ compensation claims associated with our large deductible insurance program when determining our obligation there under. This estimate is recorded in accrued liabilities. Workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. The loss estimates are based on several factors including our current experience, industry averages, relative health care costs, regional influences and other factors. These estimates are continually reviewed by our risk management department, and annually by an independent actuary, and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.
Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts of $648,000 and $537,000 at October 1, 2006 and January 1, 2006, respectively.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,627,000 and $2,336,000 at October 1, 2006 and January 1, 2006, respectively.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Goodwill and Identifiable Intangible Assets
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS No. 142 as the reporting unit. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of October 1, 2006. Goodwill was $18,748,000 at October 1, 2006 and January 1, 2006.
Reclassification
Certain financial information for the fiscal quarter and period ended October 1, 2006, has been reclassified to conform to the presentation for the fiscal year ended January 1, 2006.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 – Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, with certain exceptions. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN No. 48 is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements.
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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In March 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial position or results of operations.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS No. 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R) for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS No. 123(R) on the Company’s financial position or results of operations will not have a material effect, as there were no outstanding stock option grants as of January 1 or October 1, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
3. Bank Debt
In connection with the recapitalization, we amended the senior credit facility with Wells Fargo, increasing our borrowing capacity to $20 million. The agreement provides for borrowing of up to $5 million under a term facility. In connection with the recapitalization, we borrowed $5 million under the term facility. The term note is payable monthly and amortizes over a 36-month period. 25% of our free cash, as defined in the agreement, is due in February 2007 and February 2008 and any unpaid balance is due in April 2008. Based upon an estimate of free cash, we reclassified an additional $415,000 to current liabilities as of October 1, 2006. The term note bears interest at Wells Fargo’s prime rate plus 2.75%.
Additionally, the agreement provided for an increase in the revolving line of credit maximum available borrowings of up to $15 million; limited to 90% of eligible billed receivables and 75% of unbilled receivables until such time as the term note is paid in full, when the eligible billed and unbilled receivables will be reduced to 85% and 70%, respectively. Interest is payable at Wells Fargo’s prime rate, subject to a minimum of $7,500 per month. A fee of 0.25% per annum is payable on the unused portion of the commitment. The term of the agreement expires in July 2009. We funded $5,732,000 on the line of credit in connection with the recapitalization. We paid a closing fee of $175,000 upon funding.
We funded $4,997,000 on the line of credit in connection with the repurchase of $5,744,000 principal amount of our convertible notes from an investor. We paid a fee of $170,000.
The agreement continues to require certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and the agreement contains a provision that allows the lender to call the outstanding balance of the line of credit if any material adverse change in the business or financial condition of the company occurs. The agreement includes various financial and other covenants with which we must comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, dividend restrictions and capital expenditure limits. As of October 1, 2006, we were in compliance with these covenants.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
4. Convertible Notes
On March 31, 2006, we issued $30 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net of an original discount of $9,059,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8%. The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events.
If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium over the principal amount of notes being redeemed. We may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If we so redeem the notes, we must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which we must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of October 1, 2006, we were in compliance with this covenant.
On September 28, 2006, we repurchased $5,744,000 principal amount of convertible notes (convertible into 919,040 shares of our common stock) plus all accrued interest for $4,997,000, which included warrants to purchase 91,904 shares of our common stock at $6.25 per share. Additionally, some of our officers and directors purchased an aggregate $2,303,000 principal amount of convertible notes plus all accrued interest for $2,004,000, which included warrants to purchase 36,848 shares of our common stock at $6.25 per share.
5. Stockholders’ Equity
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
In connection with the repurchase of $5,744,000 principal amount of convertible notes at a discount, we reduced the number of shares underlying warrants by 91,904 at a warrant exercise price of $6.25 per share.
The following table sets forth the exercise price and expiration date of these warrants. We do not have any other outstanding options or warrants to purchase our common stock.

	Exercise
Number of Shares	Expiration
Underlying warrants	Price	Date
388,096*	$6.25	March 31, 2011
2,513,053	$6.00	March 31, 2013
393,365	$6.25	March 31, 2013

(* — includes 36,848 held by related parties)
Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the first quarter of 2006, we recorded an initial valuation liability of $19,476,000, which represented a non-cash adjustment to the carrying value of the related financial instruments. As of October 1, 2006 we increased the warrant liability by $2,174,000. This amount was recorded as an adjustment to interest expense. As a result of the retirement of convertible debt and related warrants, we reduced the warrant liability by $1,828,000. This amount is included in the gain on extinguishment of debt.
6. Income Taxes
We have established a valuation allowance against our net deferred tax assets as of October 1, 2006 and January 1, 2006 of $895,000 and $895,000, respectively. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. We determined that the net deferred tax assets related to certain state net operating loss carry forwards should remain subject to an allowance until we have forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the nine months and third quarter of fiscal 2006 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of non-deductible recapitalization expenses, revaluation of warrants, accretion and amortization related to preferred stock, FICA tip credits and the cancellation of the warrants and conversion feature included in the gain on extinguishment of debt.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
7. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Our employee leasing practice group (PEO Services) assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to clients. Staffing services are provided to clients throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States.
Segment information is as follows:

	Nine months ended		Three months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Staffing revenue	$72,632,000	$58,589,000	$24,895,000	$22,504,000
PEO revenue	$25,229,000	$22,547,000	$8,374,000	$7,483,000
Total company revenue	$97,906,000	$81,136,000	$33,287,000	$29,987,000

Staffing depreciation	$93,000	$101,000	$29,000	$32,000
PEO depreciation	$98,000	$79,000	$38,000	$26,000
Total company depreciation	$421,000	$396,000	$141,000	$133,000

Staffing income before income taxes	$3,786,000	$4,640,000	$1,338,000	$2,042,000
PEO income before income taxes	$3,616,000	$2,932,000	$966,000	$978,000
Total company income (loss) before income taxes	$(2,343,000)	$7,045,000	$357,000	$2,850,000

Staffing assets	$29,234,000	$23,150,000	$29,234,000	$23,150,000
PEO assets	$30,714,000	$26,452,000	$30,714,000	$26,452,000
Total company assets	$57,882,000	$45,182,000	$57,882,000	$45,182,000

Staffing capital expenditures	$247,000	$36,000	$32,000	$1,000
PEO capital expenditures	$102,000	$69,000	$52,000	$39,000
Total capital expenditures	$460,000	$191,000	$147,000	$54,000
8. Subsequent Event
On November 13, 2006, our shareholders approved the GLOBAL EMPLOYMENT HOLDINGS, INC. 2006 Stock Plan.
The purpose of the 2006 Stock Plan is to: (i) promote the interests of the company and its stockholders by strengthening Global’s ability to attract, motivate and retain employees, officers, consultants and members of the board of directors; (ii) furnish incentives to individuals chosen to receive awards of Global common stock under the plan because they are considered capable of responding by improving operations and increasing profits or otherwise adding value to Global; and (iii) provide a means to encourage stock ownership and proprietary interest in Global to valued employees, members of the board of directors and consultants upon whose judgment, initiative, and efforts the continued financial success and growth of our business largely depend.
A total of 2,100,000 shares of common stock will be reserved for issuance under the plan, of which 1,750,000 may only be granted to employees, officers and consultants and 350,000 shares may only be granted to our non-employee directors. The shares of common stock to be delivered under the plan will be made available, at the discretion of our board of directors or the committee established by the board to administer the plan, either from authorized but unissued shares of common stock or from previously issued shares of common stock reacquired by the company, including shares of common stock purchased on the open market.
Directors, consultants and those considered to be “employees,” based on criteria established by the compensation committee, of Global and its subsidiaries are eligible to receive stock options and stock grants under the plan. We estimate that the number of eligible participants of each class is six directors, 300 employees and five consultants.
Awards under the plan may be stock options or stock grants. The compensation committee will grant awards to eligible persons in its sole discretion. Each award will be evidenced by an award agreement executed by Global and the person to whom an award is granted.

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
The share purchase and merger
On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solutions’ outstanding equity securities. Also on March 31, 2006, Global Employment Solutions entered into a merger agreement with a wholly owned subsidiary of Global Employment Holdings. The merger became effective on April 10, 2006, resulting in Global Employment Solutions being 100% owned by Global Employment Holdings. Through the share purchase and the merger, the former stockholders of Global Employment Solutions received an aggregate of 4.86 million shares of common stock of Global Employment Holdings. In addition, the former stockholders received an aggregate cash payment of $40.5 million. The share purchase agreement contains customary representations and warranties, none of which survive the closing. Global Employment Solutions also retired all of its outstanding subordinated indebtedness, including accrued interest, in an amount of approximately $17.8 million on the closing of the recapitalization. The share exchange and merger was treated as a recapitalization of Global Employment Solutions for financial accounting purposes. Global Employment Solutions will be treated as the acquirer for accounting purposes, whereas Global Employment Holdings will be treated as the acquirer for legal purposes. Accordingly, the historical financial statements of Global Employment Holdings before the recapitalization will be replaced with the historical financial statements of Global Employment Solutions in all future filings with the SEC.
Issuance of new securities
We issued the following securities in private placements to an aggregate of 19 institutional investors, all of whom are accredited investors, on the closing of the recapitalization:
• Convertible notes and warrants. $30 million aggregate principal amount of 8% senior secured convertible notes were issued for $30 million and warrants to purchase 480,000 shares of common stock at an exercise price of $6.25 per share were issued for no additional consideration. The senior notes are secured by a second lien on substantially all of our assets and are convertible into 4.8 million shares of our common stock. Pursuant to a registration rights agreement with these purchasers, we filed a shelf registration statement, as amended, for the resale of the common stock issuable upon conversion of the convertible notes and exercise of the warrants on July 27, 2006.
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
Senior secured debt
In connection with the recapitalization, Global Employment Solutions amended and restated its senior credit facility with Well Fargo Bank, National Association, also referred to as Wells Fargo, increasing its borrowing capacity to $20 million. We borrowed approximately $10.7 million for payments required by the recapitalization. The Wells Fargo facility is secured with a first lien on substantially all of our assets.
OVERVIEW OF OUR BUSINESS
Through our operating subsidiary, Global Employment Solutions, we are a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and professional employer organization services, also referred to as PEO services.
Staffing services
The staffing services segment consists of several areas of specialization. We provide direct placement and temporary staffing services in a number of areas, such as light industrial, clerical, information technology, engineering, accounting and finance, call center operations, financial services and warehousing, among others. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider. Staffing services consist of on-demand or short-term staffing assignments, contract staffing, on-site management, and human resource administration.
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
RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:
Percentage of total net revenues

	Nine months ended		Three months ended
	% of revenue		% of revenue
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
REVENUES, net	100.00%	100.00%	100.00%	100.00%
COST OF SERVICES	71.59%	68.18%	72.35%	69.26%

GROSS PROFIT	28.41%	31.82%	27.65%	30.74%

OPERATING EXPENSES
Selling, general and administrative	21.63%	22.19%	20.49%	20.28%
Depreciation and amortization	0.46%	0.69%	0.44%	0.75%

Total operating expenses	22.09%	22.88%	20.93%	21.03%

OPERATING INCOME	6.32%	8.94%	6.72%	9.71%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-3.96%	-0.26%	-5.61%	-0.20%
Fair market valuation of warrant liability	-2.22%	0.00%	-1.88%	0.00%
Other income (expense)	-3.16%	0.00%	0.00%	0.00%
Gain on extinguishment of debt	0.63%	0.00%	1.84%	0.00%

Total other expense, net	-8.71%	-0.26%	-5.65%	-0.20%

INCOME (LOSS) BEFORE INCOME TAXES	-2.39%	8.68%	1.07%	9.51%

INCOME TAX (BENEFIT) EXPENSE	-0.22%	3.59%	-0.47%	3.94%

NET INCOME (LOSS)	-2.17%	5.09%	1.54%	5.57%

Dividend paid to Series C preferred stockholders	0.00%	-7.76%	0.00%	0.00%

Income (loss) available to common stockholders	-2.17%	-2.67%	1.54%	5.57%

We report PEO revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues is as follows for the nine and three months ended October 1, 2006 and October 2, 2005:

	Gross reporting method	Reclassification	Net reporting method
For the nine months ended October 1, 2006
Revenues, net	$377,417,000	$(279,511,000)	$97,906,000
Cost of services	(349,606,000)	279,511,000	(70,095,000)

Gross profit	$27,811,000	$—	$27,811,000

For the nine months ended October 2, 2005
Revenues, net	$321,653,000	$(240,517,000)	$81,136,000
Cost of services	(295,837,000)	240,517,000	(55,320,000)

Gross profit	$25,816,000	$—	$25,816,000

For the fiscal quarter ended October 1, 2006
Revenues, net	$127,167,000	$(93,880,000)	$33,287,000
Cost of services	(117,964,000)	93,880,000	(24,084,000)

Gross profit	$9,203,000	$—	$9,203,000

For the fiscal quarter ended October 2, 2005
Revenues, net	$110,101,000	$(80,114,000)	$29,987,000
Cost of services	(100,884,000)	80,114,000	(20,770,000)

Gross profit	$9,217,000	$—	$9,217,000

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
Revenues — Revenues increased 20.7 % for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. The year-over-year revenue growth is primarily attributable to a 32.6% increase in the number of billed hours in the staffing segment and an 7.4% increase in average worksite employees at the PEO segment, offset slightly by a reduction in average bill rates in the staffing segment. Our revenue growth was achieved without acquisitions or new service line offerings. New branch revenue in our staffing segment was not significant in the third quarter. These results are due to the strength of the end markets we serve, the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business. In addition, through the introduction of performance metric based systems, we have realized positive gains from improved sales and recruiting practices, management focus and incentive compensation programs.
Staffing segment revenues increased 24.0% for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. Direct hire fee revenues (included in staffing segment revenues) decreased 31.3%, for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. Our direct hire fee revenues were lower due to a reduction in our direct hire staffing consultants. Management is committed to re-engineering the permanent placement division.
PEO segment net revenues increased 11.9 % for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. The increase was due to a 7.4% increase in average worksite employees and a 4.2 % increase in average revenue per employee.
Gross Profit and Gross Margin% — Gross profit increased 7.7% for the nine months ended October 1, 2006 over the nine months ended October 2, 2005 due to an increase in PEO worksite revenue and staffing consulting and temporary revenues, offset by a decrease in permanent placement fees and gross margin percentage. During the first nine months of 2006, our consolidated gross margin% decreased due to a greater percentage of our consolidated revenues coming from our lower margin commercial line of business and lower permanent placement fees, offset by changes in burden rates as described below. The commercial line of business revenues increased from 47.0% of total revenue in 2005 to 53.6% in 2006. For the nine months of 2006 versus 2005, gross margin% (without permanent placement revenue) in our professional staffing division remained flat at 26.3%, while gross margin in our commercial staffing division decreased from 18.0% to 16.7%. The decrease was due primarily to an increase in workers compensation burden as a result of the mix of business, offset slightly by a reduction in unemployment burden.
Staffing segment gross profit increased 3.3% for the nine months ended October 1, 2006 over the nine months ended October 2, 2005 due to an increase in revenues, offset by a decrease in gross margin%. Gross margins% for the segment decreased from 28.4% to 23.7%

for the nine months ended October 2, 2005 and October 1, 2006, respectively. Gross margins were negatively impacted by a higher percentage of commercial business and lower permanent placement fee revenues. Gross margin% in the staffing segment, excluding the impact of permanent placement fees, declined slightly from 20.3% in 2005 to 19.1% in 2006.
PEO segment gross profit increased 18.1% for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. Gross margins for the segment increased from 40.0 % to 42.4 % for the nine months ended October 2, 2005 and October 1, 2006, respectively. The increase in gross margins was primarily due to an overall increase in average margin per worksite employee due to favorable workers’ compensation rates.
Selling, General and Administrative Expenses — Selling, general and administrative, also referred to as SG&A, expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office payroll and personnel related costs, advertising, rent, office supplies and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, marketing, travel, occupancy costs, information systems costs, executive and corporate staff incentive bonuses, expenses related to being a publicly-traded company and other general and administrative expenses.
SG&A expenses increased 17.4% for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. The increase in operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues, new branch openings, higher bad debt expense, the added burden of expenses related to being a publicly-traded company, restricted common stock compensation of $80,000 and $968,000 of retention bonuses paid to senior management related to the recapitalization. Excluding the one-time charges related to the restricted stock and retention bonuses, SGA&A expense increased 11.6%. SG&A as a percent of revenues declined from 22.2% in 2005 to 21.6% in 2006. Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the fourth quarter of 2006 from levels experienced in the first three quarters, except for additional expenses related to being a publicly-traded company, additional headcount, additional new branch openings and the exclusion of restricted stock compensation and retention bonuses recorded in the first quarter as a result of the recapitalization.
Other Expense — Other expense increased $3,089,000 from 2005. This increase relates primarily to $3,009,000 of expenses related to onetime costs of the recapitalization. Recapitalization expenses included $1,010,000 of investment services, $779,000 of legal and accounting, $905,000 of stock issued to former shareholders of R&R Acquisition as compensation for the shell and $315,000 of other miscellaneous costs. Additionally we recorded a net gain of $614,000 related to the extinguishment of our convertible debt.
Interest Expense — Other interest expense, net, increased $3,668,000 for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $2,174,000 relates to the fair market valuation of the warrant liability.
Income Taxes — The provision for income taxes decreased from a tax expense of $2,915,000 for the nine months ended October 2, 2005 to a benefit of $220,000 for the nine months ended October 1, 2006. The decrease in fiscal 2006 was due to losses generated by the recapitalization costs and increased interest expense, offset by non-deductible expenses including the stock issued to former shareholders of R&R Acquisition as compensation for the shell, expense related to the fair market valuation of the warrant and conversion liability, cancellation of warrants included in the gain on extinguishment of debt, interest expense related to the preferred stock and FICA tip credits.
Liquidity and Capital Resources
Our operating cash flows and credit line have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. The borrowings on our line of credit were done to fund the share purchase requirements of the recapitalization in 2006 and a dividend payment in 2005 as well as the repurchase of our convertible notes in September 2006.
Compared to the same period in 2005, net cash provided by operating activities decreased $1,281,000 in 2006 primarily due to changes in operating assets and liabilities as outlined below and the net loss for the nine months ended October 1, 2006.
Our cash position at October 1, 2006 was $46,000, a decrease of $92,000 from January 2, 2006. The major components of the decrease include cash provided by operations of $1,453,000 offset by capital expenditures of $460,000 and financing activities of $1,085,000.
Cash provided by operations of $1,453,000 is comprised of a net loss of $2,123,000 adjusted for non-cash charges of $4,362,000 and the net change in operating assets and liabilities of $786,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes, non cash adjustments related to the recapitalization, interest on preferred stock, valuation of the warrant liability and gain on extinguishment of debt. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of $3,894,000, offset by a net increase in accrued liabilities of $3,542,000, primarily payroll related.

Cash used in investing activities was $460,000 for the nine months ended October 1, 2006, which was for capital expenditures primarily related to acquisition of computer related equipment and leasehold improvements.
Cash used in financing activities was $1,085,000 for the nine months ended October 1, 2006, which consisted primarily of the proceeds from the sale of the convertible notes ($30,000,000), common and preferred stock ($17,000,000) and the proceeds of bank debt ($15,845,000), offset by the repurchase of shares of the prior shareholders ($40,520,000), payoff of debt ($15,524,000), debt issuance costs ($1,937,000), repayment of term note ($833,000) and the repurchase of our convertible debt ($4,997,000).
Accounts receivable represented 86% and 84% of current assets as of October 1, 2006 and January 1, 2006, respectively. The accounts receivable balance increased 16.1% while revenues increased 12.7% between the nine months ending January 1, 2006 and October 1, 2006 respectively. Increased revenues of 12.7% would result in an increase of $2,755,000 in accounts receivable at October 1, 2006. The additional increase of $729,000 in the accounts receivable balance as of October 1, 2006 was due primarily to:
• An increase in day’s sales outstanding, or DSOs, in the staffing services segment.
• The fiscal year end accounts receivable balances included billings from the short holiday weeks while the current period balances included full billing weeks.
Customer payments to our PEO services segment are in the form of ACH debits initiated by us, cash on delivery, company or certified checks, or direct wire transfers on the day of payroll. DSOs for the PEO services segment is effectively zero. DSOs for the staffing services segment increased slightly from 46.9 days at January 1, 2006 to 48.2 days at October 1, 2006.
Interest on the convertible subordinated debt amounted to $600,000 quarterly through October 1, 2006 and will decrease to $485,000 prospectively. The term note requires monthly principal payments of $139,000 plus interest. In February 2007, 25% of our free cash flow, as defined, for fiscal 2006 is due to pay down the term loan. We have estimated this amount to be $415,000 at October 1, 2006. At October 1, 2006, we had outstanding balances of $4,167,000 on the term note and $10,845,000 on the line of credit.
Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
Revenues — Revenues increased 11.0 % for the three months ended October 1, 2006 over the three months ended October 2, 2005. The year-over-year revenue growth is primarily attributable to a 12.8 % increase in the number of billed hours in the staffing segment, an 8.1 % increase in average worksite employees at the PEO segment and an increase in average bill rates in the staffing segment.
Our revenue growth was achieved without acquisitions or new service line offerings. New branches revenue in our staffing segment was not significant in the third quarter.
Staffing segment revenues increased 10.6% for the three months ended October 1, 2006 over the three months ended October 2, 2005. Direct hire fee revenues (included in staffing segment revenues) decreased 39.9% for the three months ended October 1, 2006 over the three months ended October 2, 2005. Our direct hire fee revenues were lower due to a reduction in our direct hire staffing consultants. Management remains committed to augmenting the direct hire service offering.
PEO segment net revenues increased 11.9 % for the three months ended October 1, 2006 over the three months ended October 2, 2005. The increase was due to an 8.1 % increase in average worksite employees and a 3.5% increase in average revenue per employee.
Gross Profit and Gross Margin% — Gross profit remained flat for the three months ended October 1, 2006 over the three months ended October 2, 2005. Gross margin % decreased from 30.7% to 27.6% for the three months ended October 2, 2005 and October 1, 2006, respectively. During the third quarter of 2006, our consolidated gross margin% decreased due to a greater percentage of our consolidated revenues coming from our lower margin commercial line of business and lower permanent placement fees, offset by changes in burden rates as described below. The commercial line of business revenues increased from 51.2% of total revenue in 2005 to 53.6% in 2006.
Staffing segment gross profit decreased 5.5% for the three months ended October 1, 2006 over the three months ended October 2, 2005 due to an increase in revenues, offset by a decrease in gross margin and lower permanent placement fees. Gross margin % for the segment decreased from 27.4 % to 23.4 % for the three months ended October 2, 2005 and October 1, 2006, respectively. Gross margin% for the staffing segment, exclusive of permanent placement fees, decreased from 20.5% in 2005 to 19.5% in 2006. Gross margins were negatively impacted by a higher percentage of commercial business, lower permanent placement fee revenues and a slight increase in workers’ compensation burden due to the change in business mix. For the three months in the third quarter of 2006 versus 2005, gross margin % (without permanent placement revenue) in our professional staffing division decreased from 27.4% to 25.8% due primarily to a decrease in average markup primarily the result of increased clerical business. Gross margin % in our commercial staffing division decreased from 18.3% to 17.5% due primarily to an increase in workers’ compensation burden as a result of the mix of business, offset slightly by a reduction in unemployment burden.
PEO segment gross profit increased 11.9% for the three months ended October 1, 2006 over the three months ended October 2, 2005. Gross margin % for the segment remained flat at 40.1% for the three months ended October 2, 2005 and October 1, 2006, respectively.
SG&A expenses increased 12.2% for the three months ended October 1, 2006 over the three months ended October 2, 2005. The increase in operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues, new branch openings and the added burden of expenses related to being a publicly-traded company. SG&A as a percent of revenues increased slightly from 20.3% in 2005 to 20.5% in 2006. Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the fourth quarter of 2006 from levels experienced in the third quarter, except for additional expenses related to being a publicly-traded company, additional headcount and new branch openings.
Interest Expense — Interest expense, net, increased $1,806,000 for the three months ended October 1, 2006 over the three months ended October 2, 2005. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $626,000 relates to the fair market valuation of the warrant liability.
Other Expense — We recorded a net gain of $614,000 related to the extinguishment of our convertible debt.
Income Taxes — The provision for income taxes decreased by $1,340,000 for the three months ended October 1, 2006 over the three months ended October 2, 2005. The reduction in fiscal 2006 was due to losses generated by additional interest expense and SG&A expense, offset by non-deductible expenses including expense related to the fair market valuation of the warrant liability, cancellation of warrants included in the gain on extinguishment of debt, interest expense related to the preferred stock and FICA tip credits.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, with certain exceptions. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, (FIN No. 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN No. 48 is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
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

In March 2006, the FASB issued SFAS No. 156 — Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.
In March 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155 — Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS No. 155 on our financial position or results of operations is not expected to have a material effect.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS No. 123(R) beginning on the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123 (R) for all issuances of restricted stock and stock options of the Company beginning in fiscal 2006. The adoption of SFAS No. 123(R) on the Company’s financial position or results of operations will not have a material effect, as there were no outstanding stock option grants as of January 1 or October 1, 2006. However, the recognition principles under the new standard will have a material effect for any options and warrants that we issue in the future.
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
Allowance for doubtful accounts
In our business, we must make estimates of the collectibility of accounts receivable. Accounts receivable represented approximately 43% of our total assets as of October 1, 2006. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
We determined that each of our subsidiaries was an individual reporting unit as defined by SFAS No. 142. Accordingly, each subsidiary that had goodwill recorded, in our staffing services segment, and in our PEO services segment, was valued for purposes of the impairment calculation based on multiples of trailing twelve month EBITDA for the annual impairment test. Based upon the results of step one of the impairment test, in each instance the fair value of the reporting unit exceeded its carrying value. Accordingly, step two of the impairment test was not required and no impairment charge was required for the year ended January 1, 2006. No significant events occurred during the three or nine months ended October 1, 2006 to expedite our annual test for impairment and accordingly, no impairment charge was needed as of October 1, 2006.
Stock-based compensation
We adopted the fair value method of accounting pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, for all issuances of stock options to non-employees of the company. We used the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for all stock options issued to employees up until January 1, 2006. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. We did not grant any stock options to employees during fiscal 2006 and there were no outstanding stock option grants as of October 1, 2006.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123 (R)), which was intended to replace SFAS No. 123 and supercedes APB No. 25. As issued, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer is an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption of SFAS 123(R). The SEC allows companies to postpone adoption of SFAS 123(R) until the beginning of the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS No. 123(R) for all issuances of restricted stock and stock options beginning in fiscal 2006. The adoption of SFAS 123(R) on the Company’s financial position and results of operations did not have a material effect, as there were no outstanding stock option grants as of January 1, 2006 or October 1, 2006. No options were issued as of October 1, 2006.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk for changes in interest rates is short-term. Interest on the revolving line of credit is payable at the prime rate, subject to a minimum payment of $7,500 per month. The term note is payable monthly, amortizable over a 36-month period, with 25% of free cash flow (as defined) due February 2007 and 2008 and any unpaid balance due in April 2008. The term note bears interest at the prime rate plus 2.75%. At October 1, 2006, we had outstanding balances of $4,167,000 on the term note and $10,845,000 on the line of credit. Based on our overall interest exposure at October 1, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of our long-term debt or results of operations. As of October 1, 2006, neither we nor any of our subsidiaries had entered into any interest rate instruments to reduce our exposure to interest rate risk.
The valuation of the warrant liability requires the use of the volatility of our stock as well as long-term interest rates. Because our stock has not developed a volatility factor, we have utilized comparable industry stock averages to determine a volatility factor. As our stock begins to trade, changes in the volatility and interest rates may have a significant non-cash impact on the warrant valuation and expense in future periods.
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
Based upon the review of the consolidated condensed financial statements for the first fiscal quarter contained in the report by our independent auditors, material adjustments were recorded to deferred tax assets, income tax expense, warrant and conversion feature liability and the related discount to convertible debt and mandatorily redeemable preferred stock. We took steps to remediate these material weaknesses during the 2nd fiscal quarter. Additional staff was added with technical expertise to assist in determining the appropriate accounting for critical accounting policies. An independent accounting firm reviewed the results of our critical accounting policies prior to the review by our auditors.
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
Item 6. Exhibits
(a) Exhibits
10.1 Global Employment Holdings, Inc. 2006 Stock Plan
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: November 15, 2006	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2006	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Global Employment Holdings, Inc. 2006 Stock Plan

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.