Form 10-Q/A
period 2006-04-02
Global Employment Holdings, Inc.
filed 2007-04-17
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 3
TO
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

EXPLANATORY NOTE
As further explained in Note 2 to these consolidated condensed financial statements, this amendment reflects changes to our unaudited consolidated condensed financial statements for the three month period ended April 2, 2006 as a result of revaluing the warrant and conversion feature liability upon the issuance of our common stock, mandatorily redeemable preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006.
This amendment resulted in non-cash corrections to the initial warrant and conversion feature liability and related discount and interest expense in our consolidated condensed financial statements.
This amendment also reflects our changes to Management’s Discussion and Analysis of Financial Condition and Results of Operation (in Item 2 of Part I) in light of the aforementioned changes to the unaudited consolidated condensed financial statements.
This amendment does not reflect events occurring after the filing of the Amended Form 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Accordingly, this Amendment should be read in conjunction with the registrants’ filings with the SEC subsequent to the filing of the Amended Form 10-Q.

GLOBAL EMPLOYMENT HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements (unaudited and restated)

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	April 2,	January 1,
	2006	2006
	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,146,000	$138,000
Accounts receivable, net	23,698,000	21,694,000
Deferred income taxes	978,000	978,000
Prepaid expenses and other current assets	2,980,000	2,997,000

Total current assets	28,802,000	25,807,000

Property and equipment, net	961,000	1,022,000
Deferred income taxes	7,574,000	7,206,000
Other assets, net	1,622,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$57,707,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,166,000	$2,709,000
Accounts payable	321,000	505,000
Accrued liabilities	21,332,000	16,126,000
Current portion of long-term debt	1,667,000	17,821,000
Line of credit	5,732,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	242,000	241,000

Total current liabilities	31,460,000	77,841,000

Warrant liability	29,414,000	—
Long-term debt, net	19,249,000	—
Mandatorily redeemable preferred stock, net	219,000	—

Total liabilities	80,342,000	77,841,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	23,766,000	19,789,000
Accumulated deficit	(46,402,000)	(44,711,000)

Total stockholders’ equity (deficit)	(22,635,000)	(24,921,000)

Total liabilities and stockholders’ equity (deficit)	$57,707,000	$52,920,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
	As Restated
REVENUES, net	$31,208,000	$24,673,000
COST OF SERVICES	22,364,000	16,613,000

GROSS PROFIT	8,844,000	8,060,000

OPERATING EXPENSES
Selling, general and administrative	7,476,000	6,003,000
Depreciation and amortization	153,000	187,000

Total operating expenses	7,629,000	6,190,000

OPERATING INCOME	1,215,000	1,870,000

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(115,000)	(69,000)
Other income (expense)	(3,089,000)	(50,000)

Total other expense, net	(3,204,000)	(119,000)

INCOME (LOSS) BEFORE INCOME TAXES	(1,989,000)	1,751,000

INCOME TAX (BENEFIT) EXPENSE	(298,000)	724,000

NET INCOME (LOSS)	(1,691,000)	1,027,000

Dividend paid to Series C preferred stockholders ($0.92 per share) in 2005	—	(6,300,000)

Income (loss) available to common stockholders	$(1,691,000)	$(5,273,000)

Basic and diluted (loss) per share of common stock	$(0.35)	$(0.96)

Weighted average number of basic and diluted shares outstanding	4,890,317	5,478,618
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AS RESTATED

	Fiscal quarter ended April 2, 2006
	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$19,789,000	$(44,711,000)	$(24,921,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(2,766,000)	—	(2,766,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to liabilities	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net loss	—	—	—	—	—	(1,691,000)	(1,691,000)

Balances at April 2, 2006	$—	—	$1,000	6,030,928	$23,766,000	$(46,402,000)	$(22,635,000)

The change to Stockholders’ Equity (Deficit) as a result of this amendment was to increase the original warrant liability related to common stock warrants by $904,000 and reclassify $19,000 of preferred stock accretion and amortization to interest expense.
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,691,000)	$1,027,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	136,000	130,000
Amortization of debt discount and issuance costs	21,000	24,000
Amortization of other assets	17,000	52,000
Bad debt expense	177,000	86,000
Deferred taxes	(368,000)	570,000
Accretion of preferred stock	9,000	—
Amortization of warrant discount on preferred stock	10,000	—
Restricted common stock compensation expense	80,000	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—
Offering costs	(1,049,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,181,000)	(2,442,000)
Prepaid expenses and other	2,000	(345,000)
Accounts payable	(183,000)	(177,000)
Income taxes payable	2,000	(64,000)
Accrued expenses and other liabilities	5,309,000	792,000

Net cash flows provided by (used in) operating activities	1,446,000	(347,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(75,000)	(52,000)

Net cash flows (used in) investing activities	(75,000)	(52,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(543,000)	2,707,000
Net borrowings on revolving credit facility	5,732,000	4,687,000
Borrowings on term note	5,000,000	—
Proceeds from convertible debt	30,000,000	—
Debt issuance costs	(1,508,000)	(25,000)
Reduction of KRG subordinated note	(1,460,000)	—
Reduction of shareholder subordinated debt	(14,064,000)	—
Issuance of preferred stock	12,750,000	—
Issuance of restricted common stock	—	2,000
Issuance of common stock	4,250,000	—
Repurchase of preferred stock and restricted common stock	(40,520,000)	—
Cash dividend paid	—	(7,000,000)

Net cash flows provided by (used in) financing activities	(363,000)	371,000

Net increase (decrease) in cash and cash equivalents	1,008,000	(28,000)
Cash and cash equivalents, beginning of period	138,000	152,000

Cash and cash equivalents, end of period	$1,146,000	$124,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the quarter income taxes	$68,000	$372,000

Cash paid during the quarter for interest	$61,000	$45,000

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
2. Restatement
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in our convertible debt, mandatorily redeemable preferred stock and common stock.
The warrants and conversion features were originally valued at an estimated fair market value utilizing a Black-Scholes option pricing model based on various assumptions including the contractual terms of the underlying financial instruments, volatility of our common stock based on similar entities whose share prices are publicly available and discount rate.
Upon further review of the authoritative literature and guidance, other accounting professional guidance and interpretations of the valuation model, we determined the utilization of a volatility factor calculated over a period inconsistent with the contractual term of the underlying financial instrument was not appropriate.
On March 22, 2007, we concluded an error in previously issued financial statements occurred due to an error in measurement and oversight of facts that existed at the time the financial statements were prepared as to the use of a volatility factor calculated over a period inconsistent with the contractual term of the underlying financial instruments.
The following three tables summarize the effect of the restatement on our Consolidated Condensed Balance Sheet as of April 2, 2006 and Consolidated Condensed Statement of Operations and of Cash Flows for the three-month period ended April 2, 2006.

\

Table 1:Summary of our Unaudited Consolidated Condensed Balance Sheet at April 2, 2006, as previously reported and as restated

	As previously	Effect
	reported	of change	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,146,000	$—	$1,146,000
Accounts receivable, net	23,698,000	—	23,698,000
Deferred income taxes	978,000	—	978,000
Prepaid expenses and other current assets	2,980,000	—	2,980,000

Total current assets	28,802,000	—	28,802,000

Property and equipment, net	961,000	—	961,000
Deferred income taxes	7,574,000	—	7,574,000
Other assets, net	1,622,000	—	1,622,000
Goodwill	18,748,000	—	18,748,000

Total assets	$57,707,000	$—	$57,707,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,166,000	$—	2,166,000
Accounts payable	321,000	—	321,000
Accrued liabilities	21,332,000	—	21,332,000
Current portion of long-term debt	1,667,000	—	1,667,000
Line of credit	5,732,000	—	5,732,000
Income taxes payable	242,000	—	242,000

Total current liabilities	31,460,000	—	31,460,000

Warrant liability	19,476,000	9,938,000	29,414,000
Long-term debt, net	24,266,000	(5,017,000)	19,249,000
Mandatorily redeemable preferred stock, net	4,236,000	(4,017,000)	219,000

Total liabilities	79,438,000	904,000	80,342,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	—	1,000
Additional paid in capital	24,651,000	(885,000)	23,766,000
Accumulated deficit	(46,383,000)	(19,000)	(46,402,000)

Total stockholders’ equity (deficit)	(21,731,000)	(904,000)	(22,635,000)

Total liabilities and stockholders’ equity (deficit)	$57,707,000	$—	$57,707,000

Table 2:Summary of our Unaudited Consolidated Statement of Operations for the fiscal quarter ended April 2, 2006, as previously reported and as restated

	As previously	Effect
	reported	of change	As Restated
REVENUES, net	$31,208,000	$—	$31,208,000
COST OF SERVICES	22,364,000	—	22,364,000

GROSS PROFIT	8,844,000	—	8,844,000

OPERATING EXPENSES
Selling, general and administrative	7,476,000	—	7,476,000
Depreciation and amortization	153,000	—	153,000

Total operating expenses	7,629,000	—	7,629,000

OPERATING INCOME	1,215,000	—	1,215,000

OTHER INCOME (EXPENSE)
Interest expense:
Interest expense, net of interest income	(96,000)	(19,000)	(115,000)
Other income (expense)	(3,089,000)	—	(3,089,000)

Total other expense, net	(3,185,000)	(19,000)	(3,204,000)

INCOME (LOSS) BEFORE INCOME TAXES	(1,970,000)	(19,000)	(1,989,000)

INCOME TAX (BENEFIT) EXPENSE	(298,000)	—	(298,000)

NET INCOME (LOSS)	(1,672,000)	(19,000)	(1,691,000)

Dividend accrued for Series A preferred stockholders ($1.49 per share) in 2006	(19,000)	19,000	—

Income (loss) available to common stockholders	$(1,691,000)	$—	$(1,691,000)

Basic and diluted (loss) per share of common stock	$(0.35)	$—	$(0.35)

Weighted average number of basic and diluted shares outstanding	4,890,317	—	4,890,317

Table 3:Summary of our Unaudited Consolidated Statement of Cash Flows for the fiscal quarter ended April 2, 2006, as previously reported and as restated

	As previously	Effect
	reported	of change	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,672,000)	(19,000)	$(1,691,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	136,000	—	136,000
Amortization of debt discount and issuance costs	21,000	—	21,000
Amortization of other assets	17,000	—	17,000
Bad debt expense	177,000	—	177,000
Deferred taxes	(368,000)	—	(368,000)
Restricted common stock compensation expense	80,000	—	80,000
Issuance of common stock to KRG Colorado, LLC for services	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—	905,000
Offering costs	(1,049,000)	—	(1,049,000)
Accretion of preferred stock	19,000	(10,000)	9,000
Amortization of warrant discount on preferred stock	—	10,000	10,000
Changes in operating assets and liabilities:
Accounts receivable	(2,181,000)	—	(2,181,000)
Prepaid expenses and other	2,000	—	2,000
Accounts payable	(183,000)	—	(183,000)
Income taxes payable	2,000	—	2,000
Accrued expenses and other liabilities	5,290,000	19,000	5,309,000

Net cash flows provided by (used in) operating activities	1,446,000	—	1,446,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(75,000)	—	(75,000)

Net cash flows (used in) investing activities	(75,000)	—	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(543,000)	—	(543,000)
Net borrowings on revolving credit facility	5,732,000	—	5,732,000
Borrowings on term note	5,000,000	—	5,000,000
Proceeds from convertible debt	30,000,000	—	30,000,000
Debt issuance costs	(1,508,000)	—	(1,508,000)
Reduction of KRG subordinated note	(1,460,000)	—	(1,460,000)
Reduction of shareholder subordinated debt	(14,064,000)	—	(14,064,000)
Issuance of preferred stock	12,750,000	—	12,750,000
Issuance of common stock	4,250,000	—	4,250,000
Repurchase of preferred stock and restricted common stock	(40,520,000)	—	(40,520,000)

Net cash flows provided by (used in) financing activities	(363,000)	—	(363,000)

Net increase (decrease) in cash and cash equivalents	1,008,000	—	1,008,000
Cash and cash equivalents, beginning of period	138,000	—	138,000

Cash and cash equivalents, end of period	$1,146,000	$—	$1,146,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$68,000	$—	$68,000

Cash paid during the period for interest	$61,000	$—	$61,000

3. Summary of Significant Accounting Policies
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
4. Bank debt
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
5. Convertible notes
On March 31, 2006, we issued $30.0 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net of a discount of $14,099,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8%. The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium over the principal amount of notes being redeemed. We may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If we so redeem the notes, we must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which we must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of April 2, 2006, we were in compliance with this covenant.
6. Stockholders’ Equity
Preferred stock
We issued 12,750 shares of our Series A convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. The preferred stock is classified as a liability net of a discount of $12,549,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the conversion price then in effect plus a premium calculated at an annual rate of 8% from issuance to maturity. Upon liquidation, our preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum of the face amount, and will thereafter share ratably with our common stockholders in the distribution of our remaining assets. The Series A preferred stock is convertible at a holder’s option at any time into an amount of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% from issuance to maturity, by a conversion price of $5.75 per share, subject to adjustment upon certain events. A stockholder may not convert our Series A convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its Series A preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A preferred stock) or upon other specified events at a premium over the conversion price of the shares being redeemed. The terms of our senior credit facility prohibit the redemption of our preferred stock.
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
Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the 1st fiscal quarter of 2006, we recorded an initial valuation liability of $29,414,000 which represented a non cash adjustment to the carrying value of the underlying financial instruments.
7. Income Taxes
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
8. Segment Reporting
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
Segment information is as follows:

	Fiscal quarters ended
	April 2,	April 3,
	2006	2005
	(As Restated)
Staffing revenue	$22,663,000	$17,119,000

PEO revenue	$8,518,000	$7,554,000

Total company revenue	$31,208,000	$24,673,000

Staffing depreciation	$32,000	$34,000

PEO depreciation	$30,000	$27,000

Total company depreciation	$136,000	$130,000

Staffing income before income taxes	$1,129,000	$1,003,000

PEO income before income taxes	$1,255,000	$920,000

Total company income (loss) before income taxes	$(1,989,000)	$1,751,000

Staffing assets	$25,920,000	$18,729,000

PEO assets	$28,200,000	$23,536,000

Total company assets	$57,707,000	$52,920,000

Staffing capital expenditures	$3,000	$5,000

PEO capital expenditures	$53,000	$5,000

Total capital expenditures	$75,000	$52,000

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
Loss before income taxes of $1,989,000 was a decrease of $3,740,000 from the first quarter of fiscal 2005 due primarily to the expenses of the merger totaling $3,089,000. Income before taxes adjusted for these one-time expenses, including the retention bonus and restricted stock compensation, would have been $2,148,000, an increase of $397,000 or 22.7%.
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

RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:
Percentage of total net revenues
Fiscal quarters ended

	% of revenues
	April 2,	April 3,
	2006	2005
	(As Restated)
REVENUES, net	100.00%	100.00%
COST OF SERVICES	71.66%	67.33%

GROSS PROFIT	28.34%	32.67%

OPERATING EXPENSES
Selling, general and administrative	23.96%	24.33%
Depreciation and amortization	0.49%	0.76%

Total operating expenses	24.45%	25.09%

OPERATING INCOME	3.89%	7.58%

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(0.37)%	(0.28)%
Other income (expense)	(9.90)%	(0.20)%
)

Total other expense, net	(10.27)%	(0.48)%

INCOME (LOSS) BEFORE INCOME TAXES	(6.38)%	7.10%

INCOME TAXES	(0.95)%	2.93%

NET INCOME (LOSS)	(5.43)%	4.17%

Dividend paid to Series C preferred stockholders in 2005	(0.00)%	(25.53)%

Income (loss) available to common stockholders	(5.43)%	(21.36)%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 2, 2006 (AS RESTATED) AND APRIL 3, 2005
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

Interest Expense — Interest expense, net, remained relatively flat, increasing slightly from $69,000 for the three months ended April 3, 2005 to $115,000 for the three months ended April 2, 2006. Interest expense will increase as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note.
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
Cash provided by operations of $1,446,000 is comprised of a net loss of $1,691,000 adjusted for non-cash charges of $188,000 and the net change in operating assets and liabilities of $2,949,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes and non cash adjustments related to the merger. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of $2,181,000, offset by a net increase in accrued liabilities of $5,309,000.
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
Commitments
We have not entered into any significant commitments that have not been previously disclosed in our current report on Amendment No. 2 to Form 8-K filed July 28, 2006, as amended.
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
During the preparation of our annual report on Form 10-K for fiscal 2006, we concluded that an error in previously issued financial statements occurred due to an error in measurement and oversight of facts that existed at the time our previously issued financial statements were prepared. This conclusion resulted in non-cash corrections to the initial warrant and conversion feature liability, related discount, deferred tax assets, interest expense, gain on extinguishment of debt and income tax expense in our consolidated financial statements for the previously reported periods. Upon discovery of this issue, management brought the matter to the attention of our audit committee, full board of directors and independent auditors.
The valuation model and assumptions went through our internal control process which included review by management and our accounting consultants. We have corrected the process by obtaining valuation software and hired additional consultants with expertise in this specific area. These steps in addition to our existing review and concurrence process should correct the issue which lead to the errors in previously issued interim financial statements.
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
GLOBAL EMPLOYMENT HOLDINGS, INC.

Date: April 17, 2007	By:	/s/ Howard Brill

Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: April 17, 2007	By:	/s/ Dan Hollenbach

Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.