Form 10-Q/A
period 2006-07-02
Global Employment Holdings, Inc.
filed 2007-04-17
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
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

EXPLANATORY NOTE
As further explained in Note 2 to these consolidated condensed financial statements, this amendment reflects changes to our unaudited consolidated condensed financial statements for the three and six months ended July 2, 2006 as a result of revaluing the warrant and conversion feature liability upon the issuance of our common stock, mandatorily redeemable preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006.
This amendment resulted in non-cash corrections to the initial warrant and conversion feature liability, related discount, deferred tax assets, interest expense and income tax expense in our consolidated condensed financial statements.
This amendment also reflects our changes to Management’s Discussion and Analysis of Financial Condition and Results of Operation (in Item 2 of Part I) in light of the aforementioned changes to the unaudited consolidated condensed financial statements.
This amendment does not reflect events occurring after the filing of the Form 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Accordingly, this Amendment should be read in conjunction with the registrants’ filings with the SEC subsequent to the filing of the Form 10-Q.

GLOBAL EMPLOYMENT HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements (unaudited and restated)
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	July 2,	January 1,
	2006	2006
	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,000	$138,000
Accounts receivable, net	25,281,000	21,694,000
Deferred income taxes	1,040,000	978,000
Prepaid expenses and other current assets	2,762,000	2,997,000

Total current assets	29,145,000	25,807,000

Property and equipment, net	1,055,000	1,022,000
Deferred income taxes	7,334,000	7,206,000
Other assets, net	1,702,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$57,984,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$3,145,000	$2,709,000
Accounts payable	268,000	505,000
Accrued liabilities	20,181,000	16,126,000
Current portion of long-term debt	1,667,000	17,821,000
Line of credit	5,418,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	13,000	241,000

Total current liabilities	30,692,000	77,841,000

Warrant liability	28,367,000	—
Long-term debt, net	19,414,000	—
Mandatorily redeemable preferred stock, net	816,000	—

Total liabilities	79,289,000	77,841,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	23,766,000	19,789,000
Accumulated deficit	(45,072,000)	(44,711,000)

Total stockholders’ equity (deficit)	(21,305,000)	(24,921,000)

Total liabilities and stockholders’ equity (deficit)	$57,984,000	$52,920,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(As Restated)		(As Restated)
REVENUES, net	$64,619,000	$51,149,000	$33,411,000	$26,476,000
COST OF SERVICES	46,011,000	34,550,000	23,701,000	17,937,000

GROSS PROFIT	18,608,000	16,599,000	9,710,000	8,539,000

OPERATING EXPENSES
Selling, general and administrative	14,176,000	11,880,000	6,746,000	5,828,000
Depreciation and amortization	303,000	374,000	151,000	187,000

Total operating expenses	14,479,000	12,254,000	6,897,000	6,015,000

OPERATING INCOME	4,129,000	4,345,000	2,813,000	2,524,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(2,329,000)	(150,000)	(2,214,000)	(81,000)
Fair market valuation of warrant liability	1,047,000	—	1,047,000	—
Other income (expense)	(3,398,000)	—	(208,000)	—

Total other expense, net	(4,680,000)	(150,000)	(1,375,000)	(81,000)

INCOME (LOSS) BEFORE INCOME TAXES	(551,000)	4,195,000	1,438,000	2,443,000

INCOME TAX (BENEFIT) EXPENSE	(190,000)	1,732,000	108,000	1,007,000

NET INCOME (LOSS)	(361,000)	2,463,000	1,330,000	1,436,000

Dividend paid to Series C preferred stockholders ($0.92 per share) in 2005	—	(6,300,000)	—	—

Income (loss) available to common stockholders	$(361,000)	$(3,837,000)	$1,330,000	$1,436,000

Basic earnings (loss) per share of common stock	$(0.07)	$(0.70)	$0.22	$0.26

Weighted average number of basic shares outstanding	5,460,622	5,501,620	6,030,928	5,524,622

Diluted earnings (loss) per share of common stock	$(0.07)	$(0.70)	$0.21	$0.26

Weighted average number of diluted shares outstanding	5,460,622	5,501,620	13,092,669	5,424,622
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AS RESTATED
Six months ended July 2, 2006

	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$19,789,000	$(44,711,000)	$(24,921,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(2,766,000)	—	(2,766,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to liabilities	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net loss	—	—	—	—	—	(361,000)	(361,000)

Balances at July 2, 2006	$—	—	$1,000	6,030,928	$23,766,000	$(45,072,000)	$(21,305,000)

The change to Stockholders’ Equity (Deficit) as a result of this amendment was to increase the original warrant liability related to common stock warrants by $904,000 and the change in net loss.
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended
	July 2,	July 3,
	2006	2005
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(361,000)	$2,463,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	280,000	263,000
Amortization of debt discount and issuance costs	793,000	28,000
Amortization of other assets	23,000	83,000
Bad debt expense	269,000	160,000
Deferred taxes	(190,000)	1,605,000
Restricted common stock compensation expense	80,000	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—
Offering costs	(1,049,000)	—
Accretion of preferred stock	264,000	—
Amortization of warrant discount on preferred stock	352,000	—
Fair market valuation of warrant liability	(1,047,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,857,000)	(3,373,000)
Prepaid expenses and other	217,000	(162,000)
Accounts payable	(237,000)	(10,000)
Income taxes payable	(228,000)	(249,000)
Accrued expenses and other liabilities	4,127,000	514,000

Net cash flows provided by (used in) operating activities	591,000	1,322,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(313,000)	(137,000)

Net cash flows (used in) investing activities	(313,000)	(137,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	436,000	2,463,000
Net borrowings on revolving credit facility	5,418,000	3,250,000
Borrowings on term note	5,000,000	—
Repayments of term note	(397,000)
Proceeds from convertible debt	30,000,000	—
Debt issuance costs	(1,767,000)	—
Reduction of KRG subordinated note	(1,460,000)	—
Reduction of shareholder subordinated debt	(14,064,000)	—
Issuance of preferred stock	12,750,000	—
Issuance of common stock	4,250,000	2,000
Repurchase of preferred stock and restricted common stock	(40,520,000)	—
Cash dividend paid	—	(7,000,000)

Net cash flows provided by (used in) financing activities	(354,000)	(1,285,000)

Net increase (decrease) in cash and cash equivalents	(76,000)	(100,000)
Cash and cash equivalents, beginning of period	138,000	152,000

Cash and cash equivalents, end of period	$62,000	$52,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$228,000	$376,000

Cash paid during the period for interest	$301,000	$120,000

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
The following three tables summarize the effect of the restatement on our Consolidated Condensed Balance Sheet at July 2, 2006 and Consolidated Condensed Statement of Operations and of Cash Flows for the three and six months ended July 2, 2006.

Table 1: Summary of our Unaudited Consolidated Condensed Balance Sheet at July 2, 2006, as previously reported and as restated

	As previously reported	Effect of change	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,000	$—	$62,000
Accounts receivable, net	25,281,000	—	25,281,000
Deferred income taxes	1,040,000	—	1,040,000
Prepaid expenses and other current assets	2,762,000	—	2,762,000

Total current assets	29,145,000	—	29,145,000

Property and equipment, net	1,055,000	—	1,055,000
Deferred income taxes	7,207,000	127,000	7,334,000
Other assets, net	1,702,000	—	1,702,000
Goodwill	18,748,000	—	18,748,000

Total assets	$57,857,000	$127,000	$57,984,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$3,145,000	$—	3,145,000
Accounts payable	268,000	—	268,000
Accrued liabilities	20,181,000	—	20,181,000
Current portion of long-term debt	1,667,000	—	1,667,000
Line of credit	5,418,000	—	5,418,000
Income taxes payable	13,000	—	13,000

Total current liabilities	30,692,000	—	30,692,000

Warrant liability	21,024,000	7,343,000	28,367,000
Long-term debt, net	24,224,000	(4,810,000)	19,414,000
Mandatorily redeemable preferred stock, net	4,721,000	(3,905,000)	816,000

Total liabilities	80,661,000	(1,372,000)	79,289,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	—	1,000
Additional paid in capital	24,670,000	(904,000)	23,766,000
Accumulated deficit	(47,475,000)	2,403,000	(45,072,000)

Total stockholders’ equity (deficit)	(22,804,000)	1,499,000	(21,305,000)

Total liabilities and stockholders’ equity (deficit)	$57,857,000	$127,000	$57,984,000

Table 2: Summary of our Unaudited Consolidated Statement of Operations
for the three and six months ended July 2, 2006, as previously reported and as restated

	Six months ended			Three months ended
	As previously	Effect of		As previously
	reported	change	As Restated	reported	Effect of change	As Restated

REVENUES, net	$64,619,000	$—	$64,619,000	$33,411,000	$—	$33,411,000
COST OF SERVICES	46,011,000	—	46,011,000	23,701,000	—	23,701,000

GROSS PROFIT	18,608,000	—	18,608,000	9,710,000	—	9,710,000

OPERATING EXPENSES
Selling, general and administrative	14,176,000	—	14,176,000	6,746,000	—	6,746,000
Depreciation and amortization	303,000	—	303,000	151,000	—	151,000

Total operating expenses	14,479,000	—	14,479,000	6,897,000	—	6,897,000

OPERATING INCOME	4,129,000	—	4,129,000	2,813,000	—	2,813,000

OTHER INCOME (EXPENSE)
Interest expense:
Interest expense, net of interest income	(2,010,000)	(319,000)	(2,329,000)	(1,895,000)	(319,000)	(2,214,000)
Fair market valuation of warrant liability	(1,548,000)	2,595,000	1,047,000	(1,548,000)	2,595,000	1,047,000
Other income (expense)	(3,398,000)	—	(3,398,000)	(208,000)	—	(208,000)

Total other expense, net	(6,956,000)	2,276,000	(4,680,000)	(3,651,000)	2,276,000	(1,375,000)

INCOME (LOSS) BEFORE INCOME TAXES	(2,827,000)	2,276,000	(551,000)	(838,000)	2,276,000	1,438,000

INCOME TAX (BENEFIT) EXPENSE	(63,000)	(127,000)	(190,000)	235,000	(127,000)	108,000

NET INCOME (LOSS)	(2,764,000)	2,403,000	(361,000)	(1,073,000)	2,403,000	1,330,000

Dividend paid	—	—	—	—	—	—

Income (loss) available to common stockholders	$(2,764,000)	$2,403,000	$(361,000)	$(1,073,000)	$2,403,000	$1,330,000

Basic earnings (loss) per share of common stock	$(0.51)	$0.44	$(0.07)	$(0.18)	$0.40	$0.22

Weighted average number of basic shares outstanding	5,460,622	—	5,460,622	6,030,928	—	6,030,928

Diluted earnings per share of common stock	$(0.51)	$0.44	$(0.07)	$(0.18)	—	$0.21

Weighted average number of diluted shares outstanding	5,460,622	—	5,460,622	6,030,928	7,061,741	13,092,669

Table 3: Summary of Our Unaudited Consolidated Statement of Cash Flows
for the six months ended July 2, 2006, as Previously Reported and as Restated

	As previously reported	Effect of change	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,764,000)	2,403,000	$(361,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	280,000		280,000
Amortization of debt discount and issuance costs	586,000	207,000	793,000
Amortization of other assets	23,000		23,000
Bad debt expense	269,000		269,000
Deferred taxes	(63,000)	(127,000)	(190,000)
Restricted common stock compensation expense	80,000		80,000
Issuance of common stock to KRG Colorado, LLC for services	250,000		250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000		905,000
Offering costs	(1,049,000)		(1,049,000)
Accretion of preferred stock	264,000		264,000
Amortization of warrant discount on preferred stock	240,000	112,000	352,000
Fair market valuation of warrant liability	1,548,000	(2,595,000)	(1,047,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,857,000)		(3,857,000)
Prepaid expenses and other	217,000		217,000
Accounts payable	(237,000)		(237,000)
Income taxes payable	(228,000)		(228,000)
Accrued expenses and other liabilities	4,127,000		4,127,000

Net cash flows provided by (used in) operating activities	591,000	—	591,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(313,000)	—	(313,000)

Net cash flows (used in) investing activities	(313,000)	—	(313,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	436,000		436,000
Net borrowings on revolving credit facility	5,418,000		5,418,000
Borrowings on term note	5,000,000		5,000,000
Repayments of term note	(397,000)		(397,000)
Proceeds from convertible debt	30,000,000		30,000,000
Debt issuance costs	(1,767,000)		(1,767,000)
Reduction of KRG subordinated note	(1,460,000)		(1,460,000)
Reduction of shareholder subordinated debt	(14,064,000)		(14,064,000)
Issuance of preferred stock	12,750,000		12,750,000
Issuance of common stock	4,250,000		4,250,000
Repurchase of preferred stock and restricted common stock	(40,520,000)		(40,520,000)

Net cash flows provided by (used in) financing activities	(354,000)	—	(354,000)

Net increase (decrease) in cash and cash equivalents	(76,000)	—	(76,000)
Cash and cash equivalents, beginning of period	138,000	—	138,000

Cash and cash equivalents, end of period	$62,000	$—	$62,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$228,000	$—	$228,000

Cash paid during the period for interest	$301,000	$—	$301,000

3. Summary of Significant Accounting Policies
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
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Shares representing restricted common stock, which were reclassified to mandatorily redeemable restricted stock in October 2005, were excluded from the calculation of weighted average shares of basic and diluted earnings (loss) per share once they were reported as a liability in the consolidated condensed balance sheets. Basic and diluted shares outstanding were the same for the six month periods in fiscal 2006 and 2005 and the three months in fiscal 2005 as there were no potential dilutive shares outstanding during the period. Outstanding warrants and other dilutive securities to purchase 10,403,800 and -0- shares of common stock for the six months ended July 2, 2006 and the six months and quarter ended July 3, 2005, respectively, were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive. A reconciliation of basic and diluted net income and common shares outstanding for the three months in fiscal 2006 is presented below:

Basic Net Income	$1,330,000
Convertible debt interest and amortization, net of tax	789,000
Preferred stock accretion and amortization	607,000

Diluted Net Income	$2,726,000

Weighted average number of basic common shares outstanding	6,030,928
Impact of assumed conversion of:
Convertible notes	4,800,000
Preferred stock	2,261,741

Weighted average number of diluted common shares outstanding	13,092,669

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
4. Bank debt
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
5. Convertible notes
On March 31, 2006, we issued $30.0 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net of an original discount of $14,099,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8%. The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium over the principal amount of notes being redeemed. We may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If we so redeem the notes, we must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which we must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of July 2, 2006, we were in compliance with this covenant.
6. Stockholders’ Equity
Preferred stock
We issued 12,750 shares of our Series A convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. The preferred stock is classified as a liability net of an original discount of $12,549,000 as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the conversion price then in effect plus a premium calculated at an annual rate of 8% from issuance to maturity. Upon liquidation, our preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum of the face amount, and will thereafter share ratably with our common stockholders in the distribution of our remaining assets. The Series A preferred stock is convertible at a holder’s option at any time into an amount of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% from issuance to maturity, by a conversion price of $5.75 per share, subject to adjustment upon certain events. A stockholder may not convert our Series A convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its Series A preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A preferred stock) or upon other specified events at a premium over the conversion price of the shares being redeemed. The terms of our senior credit facility prohibit the redemption of our preferred stock.
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
Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the 1st fiscal quarter of 2006, we recorded an initial valuation liability of $29,414,000 which represented a non cash adjustment to the carrying value of the underlying financial instruments. During the second quarter ended July 2, 2006, we decreased the warrant liability $1,047,000, to $28,367,000, based primarily on the volatility of the comparable stocks used in the valuation model. This amount was recorded as a reduction of interest expense.
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

Segment information is as follows:

	Six months ended		Three months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(As Restated)		(As Restated)
	(unaudited)		(unaudited)
Staffing revenue	$47,737,000	$36,085,000	$25,074,000	$18,966,000
PEO revenue	$16,855,000	$15,064,000	$8,337,000	$7,510,000
Total Company revenue	$64,619,000	$51,149,000	$33,411,000	$26,476,000

Staffing depreciation	$64,000	$69,000	$32,000	$35,000
PEO depreciation	$60,000	$53,000	$30,000	$26,000
Total Company depreciation	$280,000	$263,000	$145,000	$133,000
				$—
Staffing income before income taxes	$2,448,000	$2,597,000	$1,361,000	$1,594,000
PEO income before income taxes	$2,525,000	$1,954,000	$1,270,000	$1,034,000
Total Company income (loss) before income taxes	$(551,000)	$4,195,000	$1,438,000	$2,443,000

Staffing assets	$27,801,000	$20,606,000	$27,801,000	$20,606,000
PEO assets	$30,068,000	$24,515,000	$30,068,000	$24,515,000
Total Company assets	$57,984,000	$42,702,000	$57,984,000	$42,702,000

Staffing capital expenditures	$215,000	$35,000	$212,000	$30,000
PEO capital expenditures	$50,000	$30,000	$27,000	$24,000
Total Company capital expenditures	$313,000	$137,000	$238,000	$85,000

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
RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:
Percentage of total net revenues

	Six months ended		Three months ended
	% of revenue		% of revenue
	July 2, 2006	July 3,	July 2, 2006	July 3,
		2005		2005
	(As Restated)		(As Restated)
REVENUES, net	100.00%	100.00%	100.00%	100.00%
COST OF SERVICES	71.20%	67.55%	70.94%	67.75%

GROSS PROFIT	28.80%	32.45%	29.06%	32.25%

OPERATING EXPENSES
Selling, general and administrative	21.94%	23.23%	20.19%	22.01%
Depreciation and amortization	0.47%	0.73%	0.45%	0.71%

Total operating expenses	22.41%	23.96%	20.64%	22.72%

OPERATING INCOME	6.39%	8.49%	8.42%	9.53%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-3.60%	-0.29%	-6.63%	-0.31%
Fair market valuation of warrant liability	1.62%	0.00%	3.13%	0.00%
Other income (expense)	-5.26%	0.00%	-0.62%	0.00%

Total other expense, net	-7.24%	-0.29%	-4.12%	-0.31%

INCOME (LOSS) BEFORE INCOME TAXES	-0.85%	8.20%	4.30%	9.22%

INCOME TAXES	-0.29%	3.39%	0.32%	3.80%

NET INCOME (LOSS)	-0.56%	4.81%	3.98%	5.42%

Dividend paid to Series C preferred stockholders	0.00%	-12.32%	0.00%	0.00%

Income (loss) available to common stockholders	-0.56%	-7.51%	3.98%	5.42%

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

CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 2, 2006 (AS RESTATED) AND JULY 3, 2005
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
Interest Expense — Other interest expense, net, increased from $150,000 for the six months ended July 3, 2005 to $2,329,000 for the six months ended July 2, 2006. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $1,047,000 adjustment relates to the fair market valuation of the warrant liability as a reduction of interest expense.
Income Taxes — The provision for income taxes decreased from a tax expense of $1,732,000 for the six months ended July 3, 2005 to a benefit of $190,000 for the six months ended July 2, 2006. The benefit in fiscal 2006 was due to losses generated by the recapitalization costs and increased interest expense, offset by non-deductible items including the stock issued to former shareholders of R&R Acquisition as compensation for the shell, income related to the fair market valuation of the warrant and conversion liability, interest expense related to the preferred stock and FICA tip credits.
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
Cash provided by operations of $591,000 is comprised of a net loss of $361,000 adjusted for non-cash charges of $930,000 and the net change in operating assets and liabilities of $22,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes, non cash adjustments related to the recapitalization, interest on preferred stock and the valuation of the warrant liability. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of $3,857,000, offset by a net increase in accrued liabilities of $4,127,000, primarily payroll related.
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
CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 2, 2006 (AS RESTATED) AND JULY 3, 2005
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
Interest Expense — Interest expense, net, increased from $81,000 for the three months ended July 3, 2005 to $2,214,000 for the three months ended July 2, 2006. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $1,047,000 adjustment relates to the fair market valuation of the warrant liability as a reduction of interest expense.
Income Taxes — The provision for income taxes decreased from a tax expense of $1,007,000 for the three months ended July 3, 2005 to $108,000 for the three months ended July 2, 2006. The reduction in fiscal 2006 was due to losses generated by additional interest expense, offset by non-deductible items including interest expense related to the preferred stock, FICA tip credits and income related to the fair market valuation of the warrant and conversion liability.
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