Form 10-Q/A
period 2006-10-01
Global Employment Holdings, Inc.
filed 2007-04-17
CIK 1348155

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

EXPLANATORY NOTE
As further explained in Note 2 to these consolidated condensed financial statements, this amendment reflects changes to our unaudited consolidated condensed financial statements for the three and nine months ended October 1, 2006 as a result of revaluing the warrant and conversion feature liability upon the issuance of our common stock, mandatorily redeemable preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006.
This amendment resulted in non-cash corrections to the initial warrant and conversion feature liability, related discount, deferred tax assets, interest expense, gain on extinguishment of debt and income tax expense in our consolidated condensed financial statements.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.

Part I-Financial Information
Item 1- Consolidated Financial Statements (unaudited and restated)
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	October 1,	January 1,
	2006	2006
	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,000	$138,000
Accounts receivable, net	25,224,000	21,694,000
Deferred income taxes	1,020,000	978,000
Prepaid expenses and other current assets	3,015,000	2,997,000

Total current assets	29,305,000	25,807,000

Property and equipment, net	1,061,000	1,022,000
Deferred income taxes	8,015,000	7,206,000
Other assets, net	1,345,000	137,000
Goodwill	18,748,000	18,748,000

Total assets	$58,474,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,590,000	$2,709,000
Accounts payable	364,000	505,000
Accrued liabilities	19,491,000	16,126,000
Current portion of long-term debt	2,084,000	17,821,000
Line of credit	10,845,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	—	241,000

Total current liabilities	35,374,000	77,841,000

Warrant liability	25,028,000	—
Warrant liability due to related parties	951,000	—
Long-term debt, net	14,611,000	—
Long-term debt due to related parties, net	1,312,000	—
Mandatorily redeemable preferred stock, net	1,418,000	—

Total liabilities	78,694,000	77,841,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock, net	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000	1,000
Additional paid in capital	23,766,000	19,789,000
Accumulated deficit	(43,987,000)	(44,711,000)

Total stockholders’ equity (deficit)	(20,220,000)	(24,921,000)

Total liabilities and stockholders’ equity (deficit)	$58,474,000	$52,920,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(As Restated)		(As Restated)
REVENUES, net	$97,906,000	$81,136,000	$33,287,000	$29,987,000
COST OF SERVICES	70,095,000	55,320,000	24,084,000	20,770,000

GROSS PROFIT	27,811,000	25,816,000	9,203,000	9,217,000

OPERATING EXPENSES
Selling, general and administrative	21,176,000	18,001,000	6,821,000	6,082,000
Depreciation and amortization	450,000	559,000	146,000	224,000

Total operating expenses	21,626,000	18,560,000	6,967,000	6,306,000

OPERATING INCOME	6,185,000	7,256,000	2,236,000	2,911,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(4,520,000)	(211,000)	(2,189,000)	(61,000)
Fair market valuation of warrant liability	1,063,000	—	16,000	—
Other income (expense)	(3,089,000)	—	—	—
Gain on extinguishment of debt	273,000	—	273,000	—

Total other expense, net	(6,273,000)	(211,000)	(1,900,000)	(61,000)

INCOME (LOSS) BEFORE INCOME TAXES	(88,000)	7,045,000	336,000	2,850,000

INCOME TAX (BENEFIT) EXPENSE	(812,000)	2,915,000	(749,000)	1,183,000

NET INCOME (LOSS)	724,000	4,130,000	1,085,000	1,667,000

Dividend paid to Series C preferred stockholders ($0.92 per share) in 2005	—	(6,300,000)	—	—

Income (loss) available to common stockholders	$724,000	$(2,170,000)	$1,085,000	$1,667,000

Basic and diluted (loss) per share of common stock	$0.13	$(0.39)	$0.18	$0.30

Weighted average number of basic and diluted shares outstanding	5,650,724	5,509,237	6,030,928	5,524,470
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AS RESTATED
Nine months ended October 1, 2006

	Preferred stock		Common stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at January 1, 2006	$—	—	$1,000	4,864,685	$19,789,000	$(44,711,000)	$(24,921,000)

Issuance of common stock to new investors	—	—	—	850,000	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	250,000	—	250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	—	—	—	180,928	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	(2,766,000)	—	(2,766,000)
Offering costs	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	1,960,000	—	1,960,000
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to mezzanine level	(12,750,000)	(12,750)	—	—	—	—	(12,750,000)
Net income	—	—	—	—	—	724,000	724,000

Balances at October 1, 2006	$—	—	$1,000	6,030,928	$23,766,000	$(43,987,000)	$(20,220,000)

The change to Stockholders’ Equity (Deficit) as a result of this amendment was to increase the original warrant liability related to common stock warrants by $904,000 and the change from a net loss to net income.
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 1,	October 2,
	2006	2005
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$724,000	$4,130,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	421,000	396,000
Amortization of debt discount and issuance costs	1,487,000	39,000
Amortization of other assets	29,000	163,000
Bad debt expense	364,000	258,000
Deferred taxes	(851,000)	1,516,000
Restricted common stock compensation expense	80,000	—
Gain on extinguishment of debt	(273,000)	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000	—
Offering costs	(1,049,000)	—
Accretion of preferred stock	518,000	—
Amortization of warrant discount on preferred stock	697,000	—
Fair market valuation of warrant liability	(1,063,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,894,000)	(5,154,000)
Prepaid expenses and other	79,000	49,000
Accounts payable	(141,000)	(118,000)
Income taxes payable	(372,000)	(157,000)
Accrued expenses and other liabilities	3,542,000	1,612,000

Net cash flows provided by (used in) operating activities	1,453,000	2,734,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(460,000)	(191,000)

Net cash flows (used in) investing activities	(460,000)	(191,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(119,000)	2,835,000
Net borrowings on revolving credit facility	10,845,000	1,519,000
Borrowings on term note	5,000,000	—
Repayments of term note	(833,000)	—
Proceeds from convertible debt	30,000,000	—
Repurchase of convertible debt	(4,997,000)	—
Debt issuance costs	(1,937,000)	—
Reduction of KRG subordinated note	(1,460,000)	—
Reduction of shareholder subordinated debt	(14,064,000)	—
Issuance of preferred stock	12,750,000	—
Issuance of common stock	4,250,000	2,000
Repurchase of preferred stock and restricted common stock	(40,520,000)	—
Cash dividend paid	—	(7,000,000)

Net cash flows provided by (used in) financing activities	(1,085,000)	(2,644,000)

Net increase (decrease) in cash and cash equivalents	(92,000)	(101,000)
Cash and cash equivalents, beginning of period	138,000	152,000

Cash and cash equivalents, end of period	$46,000	$51,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$410,000	$373,000

Cash paid during the period for interest	$1,170,000	$158,000

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
The following three tables summarize the effect of the restatement on our Consolidated Condensed Balance Sheet at October 1, 2006 and Consolidated Condensed Statement of Operations and of Cash Flows for the three and nine months ended October 1, 2006.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Table 1:Summary of our Unaudited Consolidated Condensed Balance Sheet at October 1, 2006, as previously reported and as restated

	As previously reported	Effect of change	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,000	$—	$46,000
Accounts receivable, net	25,224,000	—	25,224,000
Deferred income taxes	1,020,000	—	1,020,000
Prepaid expenses and other current assets	3,015,000	—	3,015,000

Total current assets	29,305,000	—	29,305,000

Property and equipment, net	1,061,000	—	1,061,000
Deferred income taxes	7,423,000	592,000	8,015,000
Other assets, net	1,345,000	—	1,345,000
Goodwill	18,748,000	—	18,748,000

Total assets	$57,882,000	$592,000	$58,474,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,590,000	$—	2,590,000
Accounts payable	364,000	—	364,000
Accrued liabilities	19,491,000	—	19,491,000
Current portion of long-term debt	2,084,000	—	2,084,000
Line of credit	10,845,000	—	10,845,000

Total current liabilities	35,374,000	—	35,374,000

Warrant liability	19,089,000	5,939,000	25,028,000
Warrant liability due to related parties	733,000	218,000	951,000
Long-term debt, net	17,983,000	(3,372,000)	14,611,000
Long-term debt due to related parties, net	1,656,000	(344,000)	1,312,000
Mandatorily redeemable preferred stock, net	5,210,000	(3,792,000)	1,418,000

Total liabilities	80,045,000	(1,351,000)	78,694,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock.	—	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock.	—	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,928 and 4,864,685 shares issued and outstanding in fiscal years 2006 and 2005, respectively	1,000		1,000
Additional paid in capital	24,670,000	(904,000)	23,766,000
Accumulated deficit	(46,834,000)	2,847,000	(43,987,000)

Total stockholders’ equity (deficit)	(22,163,000)	1,943,000	(20,220,000)

Total liabilities and stockholders’ equity (deficit)	$57,882,000	$592,000	$58,474,000

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Table 2:Summary of our Unaudited Consolidated Statement of Operations for the three and nine months ended October 1, 2006, as previously reported and as restated

	Nine months ended			Three months ended
	As previously			As previously
	reported	Effect of change	As Restated	reported	Effect of change	As Restated
REVENUES, net	$97,906,000	$—	$97,906,000	$33,287,000	$—	$33,287,000
COST OF SERVICES	70,095,000	—	70,095,000	24,084,000	—	24,084,000

GROSS PROFIT	27,811,000	—	27,811,000	9,203,000	—	9,203,000

OPERATING EXPENSES
Selling, general and administrative	21,176,000	—	21,176,000	6,821,000	—	6,821,000
Depreciation and amortization	450,000	—	450,000	146,000	—	146,000

Total operating expenses	21,626,000	—	21,626,000	6,967,000	—	6,967,000

OPERATING INCOME	6,185,000	—	6,185,000	2,236,000	—	2,236,000

OTHER INCOME (EXPENSE)
Interest expense:
Interest expense, net of interest income	(3,879,000)	(641,000)	(4,520,000)	(1,867,000)	(322,000)	(2,189,000)
Fair market valuation of warrant liability	(2,174,000)	3,237,000	1,063,000	(626,000)	642,000	16,000
Other income (expense)	(3,089,000)	—	(3,089,000)	—	—	—
Gain on extinguishment of debt	614,000	(341,000)	273,000	614,000	(341,000)	273,000

Total other expense, net	(8,528,000)	2,255,000	(6,273,000)	(1,879,000)	(21,000)	(1,900,000)

INCOME (LOSS) BEFORE INCOME TAXES	(2,343,000)	2,255,000	(88,000)	357,000	(21,000)	336,000

INCOME TAX (BENEFIT) EXPENSE	(220,000)	(592,000)	(812,000)	(157,000)	(592,000)	(749,000)

NET INCOME (LOSS)	(2,123,000)	2,847,000	724,000	514,000	571,000	1,085,000

Dividend paid	—	—	—	—	—	—

Income (loss) available to common stockholders	$(2,123,000)	$2,847,000	$724,000	$514,000	$571,000	$1,085,000

Basic and diluted (loss) per share of common stock	$(0.38)	$0.50	$0.13	$0.09	$0.09	$0.18

Weighted average number of basic and diluted shares outstanding	5,650,724	—	5,650,724	6,030,928	—	6,030,928

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Table 3:Summary of our Unaudited Consolidated Statement of Cash Flows for the three and nine months ended October 1, 2006, as previously reported and as restated

	As previously
	reported	Effect of change	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,123,000)	2,847,000	$724,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	421,000		421,000
Amortization of debt discount and issuance costs	1,069,000	418,000	1,487,000
Amortization of other assets	29,000		29,000
Bad debt expense	364,000		364,000
Deferred taxes	(259,000)	(592,000)	(851,000)
Restricted common stock compensation expense	80,000		80,000
Gain on extinguishment of debt	(614,000)	341,000	(273,000)
Issuance of common stock to KRG Colorado, LLC for services	250,000		250,000
Issuance of common stock to former shareholder’s of R&R Acquisition I, Inc.	905,000		905,000
Offering costs	(1,049,000)		(1,049,000)
Accretion of preferred stock	518,000		518,000
Amortization of warrant discount on preferred stock	474,000	223,000	697,000
Fair market valuation of warrant liability	2,174,000	(3,237,000)	(1,063,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,894,000)		(3,894,000)
Prepaid expenses and other	79,000		79,000
Accounts payable	(141,000)		(141,000)
Income taxes payable	(372,000)		(372,000)
Accrued expenses and other liabilities	3,542,000		3,542,000

Net cash flows provided by (used in) operating activities	1,453,000	—	1,453,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(460,000)	—	(460,000)

Net cash flows (used in) investing activities	(460,000)	—	(460,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(119,000)		(119,000)
Net borrowings on revolving credit facility	10,845,000		10,845,000
Borrowings on term note	5,000,000		5,000,000
Repayments of term note	(833,000)		(833,000)
Proceeds from convertible debt	30,000,000		30,000,000
Repurchase of convertible debt	(4,997,000)		(4,997,000)
Debt issuance costs	(1,937,000)		(1,937,000)
Reduction of KRG subordinated note	(1,460,000)		(1,460,000)
Reduction of shareholder subordinated debt	(14,064,000)		(14,064,000)
Issuance of preferred stock	12,750,000		12,750,000
Issuance of common stock	4,250,000		4,250,000
Repurchase of preferred stock and restricted common stock	(40,520,000)		(40,520,000)

Net cash flows provided by (used in) financing activities	(1,085,000)	—	(1,085,000)

Net increase (decrease) in cash and cash equivalents	(92,000)	—	(92,000)
Cash and cash equivalents, beginning of period	138,000	—	138,000

Cash and cash equivalents, end of period	$46,000	$—	$46,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$410,000	$—	$410,000

Cash paid during the period for interest	$1,170,000	$—	$1,170,000

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

(* — includes 36,848 held by related parties)
Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the first quarter of 2006, we recorded an initial valuation liability of $29,414,000, which represented a non-cash adjustment to the carrying value of the underlying financial instruments. As of October 1, 2006 we decreased the warrant liability by $1,063,000. This amount was recorded as a reduction of interest expense. As a result of the retirement of convertible debt and related warrants, we reduced the warrant liability by $2,372,000. This amount is included in the gain on extinguishment of debt.
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
Segment information is as follows:

	Nine months ended		Three months ended
	October 1,	October 2,	October 1,	October 2,
	2006 (As Restated)	2005	2006 (As Restated)	2005
	(unaudited)		(unaudited)
Staffing revenue	$72,632,000	$58,589,000	$24,895,000	$22,504,000
PEO revenue	$25,229,000	$22,547,000	$8,374,000	$7,483,000
Total company revenue	$97,906,000	$81,136,000	$33,287,000	$29,987,000

Staffing depreciation	$93,000	$101,000	$29,000	$32,000
PEO depreciation	$98,000	$79,000	$38,000	$26,000
Total company depreciation	$421,000	$396,000	$141,000	$133,000

Staffing income before income taxes	$3,786,000	$4,640,000	$1,338,000	$2,042,000
PEO income before income taxes	$3,616,000	$2,932,000	$966,000	$978,000
Total company income (loss) before income taxes	$(88,000)	$7,045,000	$336,000	$2,850,000

Staffing assets	$29,234,000	$23,150,000	$29,234,000	$23,150,000
PEO assets	$30,714,000	$26,452,000	$30,714,000	$26,452,000
Total company assets	$58,474,000	$45,182,000	$58,474,000	$45,182,000

Staffing capital expenditures	$247,000	$36,000	$32,000	$1,000
PEO capital expenditures	$102,000	$69,000	$52,000	$39,000
Total capital expenditures	$460,000	$191,000	$147,000	$54,000
9. Subsequent Event
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
RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:
Percentage of total net revenues

	Nine months ended		Three months ended
	% of revenue		% of revenue
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(As Restated)		(As Restated)
REVENUES, net	100.00%	100.00%	100.00%	100.00%
COST OF SERVICES	71.59%	68.18%	72.35%	69.26%

GROSS PROFIT	28.41%	31.82%	27.65%	30.74%

OPERATING EXPENSES
Selling, general and administrative	21.63%	22.19%	20.49%	20.28%
Depreciation and amortization	0.46%	0.69%	0.44%	0.75%

Total operating expenses	22.09%	22.88%	20.93%	21.03%

OPERATING INCOME	6.32%	8.94%	6.72%	9.71%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-4.62%	-0.26%	-6.58%	-0.20%
Fair market valuation of warrant liability	1.09%	0.00%	0.05%	0.00%
Other income (expense)	-3.16%	0.00%	0.00%	0.00%
Gain on extinguishment of debt	0.28%	0.00%	0.82%	0.00%

Total other expense, net	-6.41%	-0.26%	-5.71%	-0.20%

INCOME (LOSS) BEFORE INCOME TAXES	-0.09%	8.68%	1.01%	9.51%

INCOME TAX (BENEFIT) EXPENSE	-0.83%	3.59%	-2.25%	3.94%

NET INCOME (LOSS)	0.74%	5.09%	3.26%	5.57%

Dividend paid to Series C preferred stockholders	0.00%	-7.76%	0.00%	0.00%

Income (loss) available to common stockholders	-0.74%	-2.67%	3.26%	5.57%

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

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 (AS RESTATED) AND OCTOBER 2, 2005
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
Other Expense — Other expense increased $3,089,000 from 2005. This increase relates primarily to $3,009,000 of expenses related to onetime costs of the recapitalization. Recapitalization expenses included $1,010,000 of investment services, $779,000 of legal and accounting, $905,000 of stock issued to former shareholders of R&R Acquisition as compensation for the shell and $315,000 of other miscellaneous costs. Additionally we recorded a net gain of $273,000 related to the extinguishment of our convertible debt.
Interest Expense — Other interest expense, net, increased $4,309,000 for the nine months ended October 1, 2006 over the nine months ended October 2, 2005. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $1,063,000 adjustment relates to the fair market valuation of the warrant liability as a reduction of interest expence.
Income Taxes — The provision for income taxes decreased from a tax expense of $2,915,000 for the nine months ended October 2, 2005 to a benefit of $812,000 for the nine months ended October 1, 2006. The decrease in fiscal 2006 was due to losses generated by the recapitalization costs and increased interest expense, offset by non-deductible expenses including the stock issued to former shareholders of R&R Acquisition as compensation for the shell, cancellation of warrants included in the gain on extinguishment of debt, interest expense related to the preferred stock, FICA tip credits and non-taxable income related to the fair market valuation of the warrant liability.
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
Cash provided by operations of $1,453,000 is comprised of net income of $724,000 adjusted for non-cash charges of $1,515,000 and the net change in operating assets and liabilities of $786,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes, non cash adjustments related to the recapitalization, interest on preferred stock, valuation of the warrant liability and gain on extinguishment of debt. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of $3,894,000, offset by a net increase in accrued liabilities of $3,542,000, primarily payroll related.

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
CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 1, 2006 (AS RESTATED) AND OCTOBER 2, 2005
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
Interest Expense — Interest expense, net, increased $2,128,000 for the three months ended October 1, 2006 over the three months ended October 2, 2005. Interest expense increased as a result of the issuance of the convertible debt, mandatorily redeemable preferred stock and funding on the line of credit and term note at the recapitalization. The additional $16,000 adjustment relates to the fair market valuation of the warrant liability as a reduction of interest expense.
Other Expense — We recorded a net gain of $273,000 related to the extinguishment of our convertible debt.
Income Taxes — The provision for income taxes decreased by $1,932,000 for the three months ended October 1, 2006 over the three months ended October 2, 2005. The reduction in fiscal 2006 was due to expenses generated by additional interest expense and SG&A expense, offset by non-deductible items including, cancellation of warrants included in the gain on extinguishment of debt, interest expense related to the preferred stock, FICA tip credits and non-taxable income related to the fair market valuation of the warrant liability.
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
Item 6. Exhibits
(a) Exhibits
10.1 Global Employment Holdings, Inc. 2006 Stock Plan Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q in the quarterly period ended October 1, 2006 filed November 15, 2006.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.

Date: April 17, 2007	By:	/s/ Howard Brill

Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: April 17, 2007	By:	/s/ Dan Hollenbach

Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Global Employment Holdings, Inc. 2006 Stock Plan Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q in the quarterly period ended October 1, 2006 filed November 15, 2006.

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.