Form 10-K
period 2006-12-31
Global Employment Holdings, Inc.
filed 2007-04-17
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	43-2069359 (IRS Employer Identification Number)

10375 Park Meadows Drive, Suite 375 Lone Tree, Colorado (Address of Principal Executive Offices)	80124 (Zip Code)
(303) 216-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class —	Name of Each Exchange on Which Registered N/A
Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.0001 par value
Indicate by check mark if the registrant is a well seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defied in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Our stock was not quoted and did not trade as of the last day of our second fiscal quarter ended July 2, 2006. We have computed the aggregate market value of the common stock held by non-affiliates of the Registrant to be approximately $21,000,000, based on the closing price of $5.25 per share on the OTC BB as of August 11, 2006, the first day our stock began trading. Shares of common stock held beneficially by executive officers and directors have been excluded, without conceding that all such persons are “affiliates” of the Registrant.
The number of shares of common stock outstanding at April 6, 2007 was 6,023,442.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III of this Form 10-K report.

PART I.
Cautionary Note
FORWARD LOOKING STATEMENTS
This annual report on Form 10-K and other materials we will file with the Securities and Exchange Commission, also referred to herein as the SEC, contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company’s mix of services on gross margin, the adequacy of our workers’ compensation reserves and allowance for doubtful accounts, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the human capital solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; material deviations from expected future workers’ compensation claims experience; collectibility of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements; and government regulation. These forward-looking statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of this annual report on Form 10-K entitled “Risk Factors.”
ITEM 1. BUSINESS.
Overview of our business
We operate in two industry segments: staffing services and professional employer organizations, also referred to as PEO services. The staffing and PEO services segments provide a wide array of human capital solutions to business, industrial, and professional enterprises.
Staffing services segment overview
American businesses are moving to a more outsourced model for the employment function, especially in entry-level positions. The core of the staffing services segment is human resource administration, which includes such functions as employee recruiting, interviewing, screening, drug testing, hiring, training, and regulatory compliance. These functions are not typically core competencies in most businesses. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. Other categories of service may include payroll processing, employee benefits and administration, workers’ compensation coverage, risk management, and work place safety programs.
PEO segment overview
PEO services enable customers to cost-effectively outsource the management of human resources, employee benefits, payroll and workers’ compensation functions. Businesses today need help managing increasingly complex and time consuming employee related matters such as health benefits, workers’ compensation claims, payroll, payroll tax compliance, and unemployment insurance claims. They contract with a PEO to assume these responsibilities and provide expertise in human resources management. This allows the PEO customer to concentrate on the operations and revenue-producing side of its operations. A PEO provides integrated services to effectively manage critical human resource responsibilities and employer risks for customers. A PEO delivers these services by establishing and maintaining an employer relationship with the employees at the customer’s worksite and by contractually assuming certain employer rights, responsibilities, and risks. As reported on the website of the National Association of Professional Employer Organizations, also referred to as the NAPEO, accessed in March 2006, the U.S. Small Business Administration, also referred to as the SBA, estimates that between 1980 and 2000, the number of U.S. laws and regulations regarding employment policies and practices grew by approximately 60%, and the owner of a small or midsized business now spends up to a quarter of his or her time on employment-related administrative functions. PEO’s assume much of this burdensome responsibility and improve customers’ compliance therewith.
Company overview
Our history
We were formed in Delaware on May 19, 2004 under the name R&R Acquisition I, Inc. The company was formed as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.
On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of the outstanding equity securities of Global Employment Solutions, Inc., a Colorado corporation. Also on March 31, 2006, Global Employment Solutions entered into a merger agreement with a wholly-owned subsidiary of ours resulting in Global Employment Solutions being 100% owned by Global Employment Holdings. The share exchange and merger was treated as a recapitalization of Global Employment Solutions for financial accounting purposes. In connection with the recapitalization of Global Employment Solutions, we issued convertible notes and warrants, mandatorily redeemable convertible preferred stock and warrants, and common stock and warrants in private placements to an aggregate of 19 institutional investors, all of whom were accredited investors. Global Employment Solutions was formed in 1998 and developed its platform and scale through a series of acquisitions of staffing and PEO businesses during 1998 and 1999.
Effective February 25, 2007, Holdings closed the asset purchase agreement with Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and Cape Success LLC, collectively referred to as Career

Blazers. Under the agreement, Holdings purchased substantially all of the property, assets and business of Career Blazers for an aggregate purchase price of $10,250,000, as adjusted based on the amount of net working capital of the purchased business. The purchase price consists of a cash payment of $9,000,000 at closing and a potential additional payment of $1,250,000 in November 2008 or January 2009 depending on when and if certain conditions, tied to the gross revenue received from the purchased business’ largest customer, are met. The acquisition of the assets was done through our wholly-owned subsidiary, Friendly Advanced Software Technology, Inc.
Subsidiaries
Global Employment Holdings is the parent corporation of Global Employment Solutions, which is the parent corporation of a number of wholly-owned subsidiaries.
Our staffing services segment consists of:
➢ Temporary Placement Service, Inc. (“TPS”)

➢ Main Line Personnel Services, Inc. (“Main Line”)

➢ Friendly Advanced Software Technology, Inc.; and (“FAST”)

➢ Excell Personnel Services Corporation (“Excell”)
Our PEO services segment, collectively referred to as Southeastern, consists of:
➢ Southeastern Personnel Management, Inc.

➢ Southeastern Staffing, Inc.

➢ Bay HR, Inc.

➢ Southeastern Georgia HR, Inc.

➢ Southeastern Staffing II, Inc.

➢ Southeastern Staffing III, Inc.

➢ Southeastern Staffing IV, Inc.

➢ Southeastern Staffing V, Inc.

➢ Southeastern Staffing VI, Inc.; and

➢ Keystone Alliance, Inc.
Services
Through our wholly-owned operating subsidiary, Global Employment Solutions, we are a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and PEO services.
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
Our temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, on-site management, and human resource administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term staffing services allows companies to utilize the “just-in-time” approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.
Our contract staffing services place temporary employees with customers for time-periods of more than three months or for an indefinite time period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project. In an on-site management arrangement, we place an experienced manager on-site at a customer’s place of business. The manager is responsible for conducting all recruiting, employee screening, interviewing, drug testing, hiring and employee placement functions at the customer’s facility for a long-term or indefinite period.
Management believes that professional, clerical/administrative and light industrial staffing services are the foundation of the staffing industry and will remain a significant market for the foreseeable future. Management also believes that employees performing these staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.
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
Operations
We operate each branch as a separate profit center and provide managers considerable operational autonomy and financial incentives. Managers focus on business opportunities within their geographical markets and are provided centralized support to achieve success in those markets. We believe that this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.
Recruiting
We believe that a key component of our success is the ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our temporary employees and permanent placement candidates to meet the needs of our customers.
Marketing
Overall
We have an internal marketing department to help customize and facilitate the sales process. Benefits already achieved include continuity of message, efficient proposal development, increased morale of sales organization due to high quality marketing materials, and organized marketing plans.
Marketing in the staffing services segment
We use various methods to identify and qualify prospective customers. Qualification criteria include creditworthiness, workplace safety, worker skill-sets required, and employee pay-rates to name a few. Our sales representatives and marketing department’s approach becomes rather tightly focused on these “qualified” prospective customers. In order to facilitate the penetration and growth of the customer-base there is an ongoing internal recruiting effort to hire experienced market professionals in the relevant geographic area as well as rapidly developing new sales associates. We have recently begun a telemarketing program to create leads for our sales personnel.
Marketing in the PEO services segment
Our telemarketing department and systems create substantial leads for our sales personnel. We are committed to using employee sales representatives rather than independent brokers. Brokers tend to place their business with the PEO with the lowest pricing and highest broker commissions, thereby limiting the PEO’s profitability. Our employee sales representatives stress non-price factors as well as price in their marketing efforts. We believe that our business benefits from our having a direct relationship with our customers rather than through a broker.
Customers
We currently service small and medium-sized companies as well as divisions of Fortune 500 companies.
As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2006, no single customer accounted for more than 4.2% of our revenue. Our ten highest volume customers in fiscal 2006 accounted for an aggregate of 24.9% of our revenue.
With 95% of our PEO business in Florida, we are focused on industry segments indigenous to the unique economy of Florida. As a result, 24% of our PEO business is in construction, 9% in manufacturing, 22% in restaurants, and 45% in hospitality and other services. The average size of our PEO customer base is 17 employees.

We do not currently provide services to the federal or any state government but have a limited number of local government customers accounting for a small share of our consolidated revenues. We expect that our recent acquisition of the Career Blazers business will add revenues in the federal government sector; however it is not expected to be significant to consolidated revenues.
Growth strategy
Support, strengthen and expand branch office operations
We believe that increasing the penetration of our existing markets is an effective and cost-efficient means of growth as we are able to capitalize on our reputation and growing brand awareness in the territories in which we operate. We believe that there is substantial opportunity to further penetrate these territories. We intend to increase our penetration in our existing markets by continued growth through the effective use of our internal sales staff, referrals from current clients and marketing efforts within the local business community.
Increase client utilization of our services
We believe that we will be able to continue to maintain our average level of professional service fees per client employee and improve client retention as our clients more fully utilize our current service offerings. We invest substantial time integrating our services into our client organizations to optimize their effectiveness and measure their results. Our long-term partnership philosophy provides us with the opportunity to expand our PEO and staffing services.
Enhance management information system
We continue to invest in developing our information technology infrastructure. We believe that our platform gives us a competitive advantage by allowing us to provide a high level of flexibility in meeting a variety of demands of our small and medium-sized business clients on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned development of new business units and expected increased market share in the foreseeable future.
Penetrate other selected markets
We intend to open additional branch offices in new geographic markets as opportunities arise. Since the beginning of 2004, we have opened seven new offices in Georgia to expand our presence in select geographic markets. We have developed a well-defined approach to geographic expansion which we will use as a guide for entering new markets.
Pursue strategic acquisitions
In February 2007, we acquired the business operations of Career Blazers, a privately held company. Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, provides temporary and permanent staffing and related services to clients in the northeastern region. The acquisition allows Holdings to expand our operations into these markets not previously served by us. Career Blazers has a strong reputation as a quality service provider in its markets shares a similar culture of focusing on superior performance and customer satisfaction. Career Blazers has developed and enjoys significant brand loyalty with both employees and its significant client base over its 57 year history. Through a successful integration into our back office and corporate structure, we were able to eliminate significant administrative expenses borne by Career Blazers in the past. The following factors were primary reasons that contributed to the estimated goodwill that will be recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base. We expect to allocate the future, contingent payment to the identifiable customer if and when the payment is made. The results of operations of Career Blazers will be included in our consolidated financial statements beginning February 26, 2007.
In order to increase our client base we plan to expand our presence in existing markets, enter new markets and broaden our service offerings. In addition, we may continue to pursue strategic acquisitions in both the staffing and PEO services.
Financial information about segments
See note O in the notes to the consolidated financial statements included in Item 15 of this annual report on Form 10-K, which is incorporated herein by reference.
Financial information about geographic areas
See notes A and O in the notes to the consolidated financial statements included in Item 15 of this annual report on Form 10-K, which is incorporated herein by reference.
Competition
The staffing industry is highly competitive with few barriers to entry. We believe the majority of commercial staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. According to the American Staffing Association’s website, accessed in March 2006, there are over 6,000 providers of human capital services in the United States who have been in business for more than one year. Competition in the staffing and PEO services segments comes from a variety of sources such as national and multi-national public service providers, large regional service providers, multi-branch local service providers and single branch local service providers. National service providers attempt to align themselves with national corporations to become the exclusive service providers of those corporations as well as compete at the local level through branch networks. Regional and local providers are often formidable competitors due to management tenure and years in a market. We compete directly with national staffing services providers, such as Kelly Services, Inc, Robert Half International, Inc., MPS Group, Labor Ready, Inc., Manpower, Inc., Randstad Group and Spherion Corporation and national PEO service providers, such as Administaff, Inc., Automatic Data Processing, Inc., Gevity HR, Inc., Oasis Outsourcing and Strategic Outsourcing Inc. We also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects, such as TeleTech Holdings Inc.
Competition within the industry is based on many factors. We believe the primary factor within the universe of customers and prospective customers we pursue is reliability of service delivery. As customers and prospective customers commit to outsource more and more of the human resource management functions, their dependence on a “reliable supplier” becomes critical.

Price is always an issue, but we believe we are often able to maintain customers at a higher price point by providing superior and reliable services.
Research and development
We do not conduct research and development activities.
Seasonality
The staffing services segment is subject to seasonality. In light industrial services, customer demand for workers is usually higher between July and November each year. Demand recedes somewhat starting in late December through March. By emphasizing on-site management arrangements, we believe we have been able to reduce the seasonality of our business.
The PEO services segment suffers far less from seasonal fluctuations with the exception of the first quarter of each year during which more new business is booked than during other times of the year.
Management information systems
Our management information systems provide support to both branch office locations and the corporate back-office. Our staffing services segment utilizes the software Staff Suite for its order fulfillment, temporary payroll and billing functionality. Branch staffing offices utilize the application designed to assist in candidate searches, recruiting, customer order management, customer service, sales management and payroll entry and submission. The application also provides for the sharing of information between branch offices and corporate headquarters. Utilizing this system, field offices capture and input customer, employee, billing and payroll information. This information is electronically captured on centralized servers where payroll, billing and financial information is processed. These systems also support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability. Our PEO services segment utilizes the software PayPlus for its payroll and billing functionality. We are a part-owner of PayPlus Software, Inc., an Idaho corporation, and the developer of the PayPlus software we use. All payroll and billing processing functions are centralized at our national billing office in Dalton, Georgia for staffing services or in Tampa, Florida for PEO services.
Risk management programs
We are responsible for all employee-related expenses for our temporary staff and PEO employees; including workers’ compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. We provide workers’ compensation insurance covering all of our employees through various providers. For fiscal years 2006, 2005 and 2004, we had guaranteed cost policies with minimal loss retention for workers compensation coverage in the states in which we operated. We are contractually required to collateralize our workers’ compensation insurance contracts through irrevocable letters of credit, surety bonds or cash. As of December 31, 2006, we satisfied our aggregate collateral requirements through $2,007,000 of cash deposits and $300,000 of irrevocable letters of credit.
Our nationwide risk management program is managed by our risk management department consisting of risk management and workers’ compensation professionals, as well as claim administrators who monitor the disposition of all claims and oversee all workers’ compensation claim activity. The department utilizes a variety of creative and aggressive workers’ compensation loss prevention and claim management strategies. The risk management program includes safety programs, claim strategy reviews with the carrier and third-party administrator, a return-to-work modified duty program, pre-placement customer safety evaluations and light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.
Employees
As of March 15, 2007, we had approximately 19,710 employees, consisting of approximately 4,100 staffing services employees, approximately 15,250 PEO worksite employees and approximately 360 internal managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer companies. We are the exclusive employer of our managerial, sales, administrative and staffing services employees. Our employment relationship with our PEO worksite employees is considered a “co-employment” relationship. The PEO relationship involves a contractual allocation and sharing of employer responsibilities between our customer and us. We believe that we are an employer of employees provided to our PEO customers on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. As co-employer with our customer companies, we contractually assume substantial employer rights, responsibilities, and risks through the establishment and maintenance of an employer relationship with the workers assigned to our customers.
More specifically, we establish a contractual relationship with our customers whereby we:
•	Co-employ workers at customer locations, and thereby assume responsibility as an employer for specified purposes of the workers assigned to the client locations.

•	Reserve a right of direction and control of the employees.

•	Share or allocate with customer employers responsibilities in a manner consistent with maintaining the customers’ responsibility for their products or services.

•	Pay wages and employment taxes of the employees out of our own accounts.

•	Report, collect and deposit employment taxes with state and federal authorities.

•	Establish and maintain an employment relationship with our employees that is intended to be long term and not temporary.

•	Retain a right to hire, reassign and fire the employees
During 2006, none of our employees was covered by a collective bargaining agreement. Each of our managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to compete for 12 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.
Intellectual property and other proprietary rights
We regard our service marks and similar intellectual property as important, but not critical, to our success. We rely on a combination of laws and contractual restrictions with our employees, customers and others to establish and protect our proprietary rights.

We have registered seven service marks in the United States: Global Employment Solutions, Global Employment Solutions, Inc., accompanied by a design element, Career Blazers (for employment agency services), Career Blazers (for franchising services), a miscellaneous triangular design used in the Career Blazer business, Excell, accompanied by a design element and Excellence at work. Some of our subsidiaries operate under unregistered trade names: Southeastern Companies, Southeastern Companies Inc. and SEpeo. In addition, we have two registered copyrights.
Regulation
We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations.
Working capital practices
See the discussion contained under the caption “Liquidity and capital resources” in the section entitled “Management’s discussion and analysis of financial condition and results of operations” of this annual report on Form 10-K as well as the discussion under the caption “Item 1A. RISK FACTORS”.
Available information
We file electronically with the SEC, our annual report on From 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website address is https://www.gesnetwork.com. The information included on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K. We will make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer or Investor Relations representative.

Item 1A. RISK FACTORS
There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this annual report on Form 10-K, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.
Factors affecting future operating results and stock price
We face price competition which could result in a decrease in our gross margins or, if we are unable to compete effectively, loss of revenues.
The staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. We compete in regional and local markets with both small and large full service agencies, specialized temporary and permanent placement services agencies, companies that are focused on PEO services as well as information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects. While some competitors are smaller than us, they may enjoy an advantage in discrete geographic markets because of a stronger local presence.
Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:
•	Develop and expand their infrastructure and service offerings more quickly and achieve greater cost savings.

•	Invest in new technologies.

•	Expand operations into new markets more rapidly.

•	Devote greater resources to marketing.

•	Compete for acquisitions more effectively and complete acquisitions more easily.

•	Aggressively price products and services and increase benefits in ways that we may not be able to match.
In order to compete effectively in our markets, we must target our potential customers carefully, continue to improve our efficiencies and the scope and quality of our services, and rely on our service quality, innovation, education and program clarity. If our competitive advantages are not compelling or sustainable, then we are unlikely to increase or sustain profits and our stock price could decline.
In addition, heightened competition among our existing competitors, especially on a price basis, or by new entrants into the market, could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, our net revenues or gross margins could be reduced.

Our staffing business is vulnerable to economic fluctuations because our customers tend to use fewer temporary employees when economic activity slows, while recruiting employees to fill our customers’ needs becomes increasingly difficult during economic booms.
Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity begins to improve, temporary employees are often added before full-time employees are hired as companies cautiously re-enter the labor market. As a result, our revenues derived from staffing services may be highest at the beginning of an economic recovery. During strong economic periods, however, we often experience shortages of qualified employees to meet customer needs. Also, as economic activity begins to slow down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services.
Our business is subject to risks associated with geographic market concentration.
While we currently have 32 offices in eight states, in 2006, operations in Georgia accounted for approximately 52% of our revenues, operations in Florida accounted for approximately 25% of our revenues, and operations in Pennsylvania accounted for approximately 10% of our revenues. If the regulatory environment in the markets in which these offices operate changes in a way that adversely affects our ability to do business or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected. Further, the local economies in some of the geographic areas in which we operate, such as, but not limited to, Florida and Georgia, may suffer adverse effects from hurricanes or other natural disasters which could result in our inability to operate, a decrease in our revenues or an increase in our costs of doing business.
Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time.
Our service agreements with our customers are generally cancelable with little or no notice by the customer to us. As a result, a significant number of our customers can terminate their agreements with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.
If we are unable to retain existing customers or attract new customers, our results of operations could suffer.
Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing customers and capture additional customers. Our ability to do so is dependent upon our ability to provide high quality services and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either or both of which could have an adverse impact on our revenues.
The retention rate in our PEO services segment was 70%, 78% and 86% for the fiscal years 2006, 2005 and 2004, respectively. The number of PEO services customers billed increased in each of the fiscal years 2006, 2005 and 2004.
We did not lose any significant customers in our staffing services segment during fiscal years 2005 and 2004. At the end of fiscal 2006, we lost two significant customers due to the customers merger and acquisition activity which resulted in the customers moving their business to another service provider or bringing the service in-house. These customers accounted for approximately 3.0% of our fiscal 2006 consolidated revenues. In the first quarter of fiscal 2007, we elected to end our relationship with another customer which accounted for approximately 4.0% of our consolidated revenue in fiscal 2006. The number of staffing services customers billed decreased slightly in 2006 due to the decline in the number of permanent placement customers billed, however we had growth in the professional staffing and commercial staffing divisions customer base in each of the fiscal years 2006, 2005 and 2004.
We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our revolving line of credit, we may not be able to meet payroll or statutory tax payment requirements.
We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to the employment of our temporary staffing employees and to satisfy our workers’ compensation liabilities. Generally, we pay our temporary staffing employees on a weekly basis while we receive payments from our customers 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel and fund related tax liabilities prior to receiving payment from customers.
We are also liable for workers’ compensation claims for claims in existence from February 1999 through July 2002. The estimated liability for the remaining claims for the described time period was approximately $2,037,000 as of December 31, 2006. We had established a collateral deposit to pay claims, but as of December 31, 2006, we had exhausted this collateral deposit account. The remaining liability will be paid using working capital.
We derive working capital for our operations through cash generated by our operating activities and borrowings under our revolving line of credit. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms
The amount we are entitled to borrow under our revolving credit facility is calculated weekly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The amount available under our revolving line of credit was approximately $2,800,000 as of April 1, 2007. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.
Our credit facility with Wells Fargo was subject to various financial and other covenants with which we had to comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, annual capital expenditure limitations and restrictions on the payment of dividends. We were in default of loan covenants in our credit agreement with Wells Fargo as of December 31, 2006. There was no impact of the covenant violation on our operations. Over the course of the existence of our credit agreement with Wells Fargo, various other defaults occurred which were either cured by us or waived by Wells Fargo.
On February 28, 2007 we entered into a new credit agreement with CapitalSource, repaid all amounts owed to Wells Fargo and terminated the Wells Fargo credit agreement. Our credit agreement with CapitalSource includes various financial and other covenants with which we must comply in order to maintain borrowing availability and avoid penalties, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Any future failure to comply with the covenants under our credit facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurance that CapitalSource will waive defaults that may occur in the future. If we were forced to refinance our CapitalSource credit arrangement, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.
We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, and have, in the past, been required to aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps included working to improve collections, adjusting the timing of cash expenditures and reducing operating expenses where feasible.
We currently have a negative net worth and may not have sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that income generated from operations and the potential conversion of our convertible notes and mandatorily redeemable convertible preferred stock will provide us with positive stockholders’ equity. However, should such conversion not occur, we may require additional equity or debt financing to refinance our convertible notes and mandatorily redeemable convertible preferred stock. We may not be able to obtain financing on terms satisfactory to us, or at all.
We expect that our principal sources of funds will be cash generated from our operations and borrowings available under our credit facility. While we believe our sources of capital are adequate, we cannot assure that these sources will provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future.
The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital we have available to support and grow our field operations.
We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. Further, our workers’ compensation program expires January 1, 2008, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations;

however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms, or at all.
We depend on our senior management and key personnel recruitment and retention, both of which may be difficult and expensive.
We depend substantially on the continued services and performance of our senior management and other key personnel, particularly Howard Brill, our chief executive officer and president. We have purchased a key person life insurance policy on Mr. Brill in the amount of $7.5 million but do not maintain, nor do we intend to apply for, such insurance policies on any of our other executive officers. The loss of the services of any of our executive officers or key employees could harm our business.
The success of our employment recruiting business depends upon our ability to attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our customers’ employee search needs. Competition for highly skilled professionals is intense. We believe that we have been able to attract and retain highly qualified, effective professionals as a result of our reputation and our performance-based compensation system. These professionals have the potential to earn substantial commissions and overrides based on the amount of revenues they generate by obtaining executive search assignments, executing search assignments, and assisting other professionals to obtain or complete executive search assignments.
Commissions and overrides represent a significant proportion of these professionals’ total compensation. Permanent placement professionals generally earn 100% of their compensation through commissions. Staffing managers can generally earn approximately 15% to 40% of their compensation through commissions and overrides.
Any diminution of our reputation could impair our ability to retain existing or attract additional highly skilled professionals. Any inability to attract and retain highly skilled professionals could have a material adverse effect on our reputation and our ability to obtain and complete executive search assignments which could decrease our revenues, thereby lowering our profits.
We depend on attracting and retaining qualified employees; during periods of economic growth our costs to do so increase and it becomes more difficult to attract and retain people.
The success of our staffing services depends on our ability to attract and retain qualified employees for placement with our customers. Our ability to attract and retain qualified personnel could be impaired by rapid improvement in economic conditions resulting in lower unemployment and increases in compensation. During periods of economic growth, we face growing competition for retaining and recruiting qualified personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If we cannot attract and retain qualified employees, the quality of our services may deteriorate and our reputation and results of operations could be adversely affected.

We face risks associated with maintaining our professional reputation and establishing and maintaining our brand name.
Our ability to secure new employee recruiting engagements and to hire qualified professionals are highly dependent upon our overall reputation and brand name recognition as well as the individual reputations of our professionals. We obtain a majority of our new engagements by referrals from existing customers. Therefore, the dissatisfaction of any customer could have a disproportionate, adverse impact on our ability to secure new engagements. Any factor that diminishes our reputation or the reputation of any of our personnel could make it more difficult for us to compete successfully for both new engagements and qualified personnel. This could have an adverse effect on our executive search business, financial condition and operating results.
Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to customer credit risks.
We generally assume responsibility for and manage the risks associated with our customers’ employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the customer makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our staffing customers weekly and our PEO customers at the end of their specific payroll processing cycle. PEO invoices are due prior to the release of the customers’ payroll. We also carefully monitor the timeliness of our customers’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, we may suffer losses which would decrease our profitability.
If we are found not to be an “employer” under certain laws and regulations, our customers may stop using our services, and we may be subject to additional liabilities.
We believe that we are an employer of record for the employees provided to our PEO and temporary staffing services customers on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be an employer under such laws and regulations and are therefore unable to assume obligations of our customers for employment and other taxes, our customers may be held jointly and severally liable for payment of such taxes. Some customers or prospective customers may view such potential liability as an unacceptable risk, discouraging current customers from continuing their relationships with us or prospective customers from entering into new relationships with us.
Any determination that we are not an employer for purposes of the Employee Retirement Income Security Act could adversely affect our cafeteria benefits plan and retirement plans operated under Section 125 and Section 401(k) of the Internal Revenue Code, respectively, and result in liabilities and penalties to us under the plans.

We may be exposed to employment-related claims, legal liability and costs from and related to customers and employers that could increase our cost of doing business, thereby decreasing our profits, and our insurance coverage may not cover all of our potential liability.
We either co-employ employees in connection with our PEO arrangements or place our employees in our customers’ workplace in connection with our staffing business. As such, we are subject to a number of risks inherent to our status as an employer, including without limitation:
•	Claims of misconduct or negligence on the part of our employees.

•	Claims against our employees of discrimination or harassment.

•	Claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our customers.

•	Immigration-related claims, such as claims related to the employment of illegal aliens or unlicensed personnel.

•	Payment of workers’ compensation claims and other similar claims.

•	Violations of wage, hour and other workplace regulations.

•	Claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits.

•	Retroactive entitlement to employee benefits.

•	Errors and omissions of our temporary employees, particularly in the case of professionals.

•	Claims by our customers relating to our employees’ misuse of customer proprietary information, misappropriation of funds, other criminal activity or torts, or other similar claims.
We are also exposed to potential claims with respect to the recruitment process. A customer could assert a claim for matters such as breach of a blocking arrangement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we place could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination or other violations of employment law by one of our customers. While we maintain employee practices liability insurance, we may incur unreimbursed out-of-pocket losses, fines or negative publicity with respect to these matters. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team, and could have a negative impact on our business by increasing our costs, thereby decreasing our profits. In some cases, we have agreed to indemnify our customers against some or all of these types of liabilities. With respect to claims involving our co-employer relationship with our PEO and staffing customers, although our PEO and staffing services agreement provides that the customer will indemnify us for any liability attributable to the conduct of the customer or its employees, we may not be able to enforce such contractual indemnification, or the customer may not have sufficient assets to satisfy its obligations to us. We cannot assure that we will not experience these problems in the future or that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

Adverse developments in the market for excess workers’ compensation insurance could lead to increase in our costs.
We are insured from first dollar coverage, with minimal loss retention, and our maximum exposure to workers’ compensation claims is the pre-determined premiums paid. Changes in the market for workers’ compensation insurance may lead to limited availability of such coverage or additional increases in our insurance costs, either of which may increase our costs of doing business, thereby decreasing our profit.
The cost of unemployment insurance for temporary employees may rise and reduce our margins.
We are responsible for and pay unemployment insurance premiums for our PEO, temporary and regular employees. In the past, these costs have risen as a result of increased claims, general economic conditions and government regulations. Should these costs increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with the increased costs, and if we do not, our results of operations and liquidity could be adversely affected.
We operate in a complex regulatory environment, and failure to comply with applicable laws and regulations could result in fines or other penalties.
Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and privacy. Because our customers have employees in many states throughout the United States, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines and penalties, damage our reputation, constitute a breach of our customer agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our cost of doing business may increase, thereby decreasing our profitability.
Changes in government regulations may result in restrictions or prohibitions applicable to the provision of employment services or the imposition of additional licensing, regulatory or tax requirements.
Our PEO and staffing businesses are heavily regulated in most jurisdictions in which we operate. We cannot assure that the states in which we conduct or seek to conduct business will not:
•	Impose additional regulations that prohibit or restrict employment-related businesses like ours.

•	Require additional licensing or add restrictions on existing licenses to provide employment-related services.

•	Increase taxes or make changes in the way in which taxes are calculated for providers of employment related services.

•	Make changes in the way in which employee benefits are required for providers of employment related services.

Any changes in applicable laws and regulations may make it more difficult or expensive for us to do business, inhibit expansion of our business, or result in additional expenses that limit our profitability or decrease our ability to attract and retain customers.
We may find it difficult to expand our business into additional states due to varying state regulatory requirements.
Future growth in our operations depends, in part, on our ability to offer our services to prospective customers in new states, which may subject us to different regulatory requirements and standards. In order to operate effectively in a new state, we must obtain all necessary regulatory approvals, adapt our procedures to that state’s regulatory requirements and modify our service offerings to adapt to local market conditions. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.
Changes in state unemployment tax laws and regulations could restrict our ability to market our services and make our services less attractive to current or potential customers thereby resulting in a flattening or decrease of our revenues.
Recently, there has been significant negative publicity relating to the use of staffing or PEO companies to shield employers from poor unemployment history and high state unemployment taxes, also referred to as SUTA. PEOs effectively manage their SUTA rates to much lower rates than do most customers on their own. Some states require that the customer retain their own SUTA rate when utilizing a PEO, and others permit the PEO to pay this under the experience of the PEO. PEOs can exist in either environment. New legislation enacted at the state or federal level to try to counter this perceived problem could have a material adverse effect on our business by, for example, making our services less attractive to our existing customers and potential customers or restricting our ability to market our services to existing or potential customers thereby preventing us from maintaining or increasing our revenues.
We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our customer relationships and our ability to attract new customers may be adversely affected.
Our business could be interrupted by damage to or disruption of our computer and telecommunications equipment and software systems, and we may lose data. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. In addition, our business involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation may be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.
Acquisitions subject us to various risks, including risks relating to selection and pricing of acquisition targets, integration of acquired companies into our business and assumption of unanticipated liabilities.
We may make additional acquisitions in the future. We cannot assure that we will be able to identify or consummate any additional acquisitions on favorable terms or at all. If we do pursue acquisitions, we may not realize the anticipated benefits of the acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges, exposure to workers’ compensation and other costs in differing regulatory environments, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, operational challenges arising out of integration of management information systems, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to personnel and customer retention and technological integration. Acquired liabilities may be significant and may adversely affect our financial condition or results of operations. Our inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.
There has been no active public market for our common stock, and prospective investors may not be able to resell their shares at or above the purchase price paid by such investor, or at all.
Our common stock became eligible for trading on the OTC Bulletin Board trading system in August 2006. The OTC Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:
•	The lack of readily available price quotations.

•	The absence of consistent administrative supervision of “bid” and “ask” quotations.

•	Lower trading volume.

•	Market conditions.
In addition, the value of our common stock could be affected by:
•	Actual or anticipated variations in our operating results.

•	Changes in the market valuations of other human capital solutions companies.

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

•	Adoption of new accounting standards affecting our industry.

•	Additions or departures of key personnel.

•	Introduction of new services by our competitors or us.

•	Sales of our common stock or other securities in the open market.

•	Changes in financial estimates by securities analysts.

•	Conditions or trends in the market in which we operate.

•	Changes in earnings estimates and recommendations by financial analysts.

•	Our failure to meet financial analysts’ performance expectations.

•	Other events or factors, many of which are beyond our control.
In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.
Our common stock may be considered a “penny stock” and may be difficult to sell.
The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. If, upon development of a market, the market price of our common stock falls below $5.00 per share, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares.
A significant amount of common stock will be eligible for sale on the one-year anniversary of the recapitalization, and its sale could depress the market price of our common stock.
Some current and former employees hold approximately 2,016,000 shares of our outstanding common stock and were prohibited from selling shares of their common stock during the one-year period which started on March 31, 2006. Similarly, as of April 6, 2007, members of our senior management hold approximately 874,000 shares of our outstanding common stock and were prohibited from selling shares of their common stock during the one-year period which started on March 31, 2006, and are prohibited from selling more than 1/3 of their common stock during the one-year period thereafter. Sales of a significant number of shares of common stock in the public market after the release of these lock-ups could lower the market price of our common stock. Except for 180,930 shares of our common stock held by the original stockholders of R&R Acquisition I, all of our stockholders are subject to Rule 144 under the Securities Act, which in general, permits a person who has held restricted shares for a period of one year, upon filing with the SEC a notification on Form 144, to sell into the market common stock in an amount equal to the greater of 1% of our outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. The resale of shares of our common stock will not be subject to the restrictions of Rule 144 during the period the registration statement covering such shares of common stock remains effective.
A significant amount of common stock is subject to issuance upon the conversion of our convertible subordinated notes and mandatorily redeemable convertible preferred stock and upon exercise of warrants to purchase common stock. The conversion of these financial instruments and sale could depress the market price of our common stock.
We have issued $24,256,000 aggregate principal amount of senior subordinated secured convertible notes convertible at a holder’s option into approximately 3,881,000 shares of common stock at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
We issued 12,750 shares of our Series A mandatorily redeemable convertible preferred stock currently convertible into approximately 2,217,000 shares of common stock at a conversion price of $5.75. The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into an amount of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% (as adjusted) from issuance to maturity, by a conversion price of $5.75 per share, subject to adjustment upon certain events. A stockholder may not convert our Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
We also issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. We also issued warrants to purchase our common stock to our placement agent in the recapitalization. The warrants may be exercised in a “cashless” manner, whereby a holder reduces the number of shares for which a warrant is exercisable by an amount of warrants with a market value (based on the market price of the common stock at the time of exercise) equal to the exercise price for the number of shares to be issued upon conversion of the warrant. In a cashless exercise, we will not receive any cash payment of the exercise price. A warrant holder may not exercise a warrant to purchase our common stock to the extent such exercise would cause such warrant holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
The following table sets forth the exercise price and expiration date of all warrants outstanding at December 31, 2006.

Number of shares underlying warrants	Exercise price	Expiration date
388,096 *	$6.25	March 31, 2011
2,513,053	$6.00	March 31, 2013
393,365	$6.25	March 31, 2013

(* — includes 36,848 held by related parties)
Sales of a significant number of shares of our common stock in the public market after the conversion, or exercise of these warrants, could lower the market price of our common stock.
We cannot assure that we will list our common stock on NASDAQ or any other national securities system or exchange.
Although we intend to apply to list our common stock on NASDAQ or the American Stock Exchange, we do not currently meet the initial listing standards of either of those and we cannot assure that we will be able to qualify for and maintain a listing of our common stock on either of those or any other stock system or exchange in the future.
Securities analysts have not initiated coverage and may not initiate coverage of our common stock and this may have a negative impact on our common stock’s market price.
The trading market for our common stock may depend significantly on the research and reports that securities analysts publish about our business or us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our certificate of incorporation contains anti-takeover provisions which could discourage or prevent a takeover even if an acquisition would be beneficial to our stockholders.
Our board of directors, without further stockholder approval, may issue preferred stock, with such terms as the board of directors may determine, that could have the effect of delaying or preventing a change in control. The issuance of preferred stock could also adversely affect the voting powers of the holders of our common stock, including the loss of voting control to others.
Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.
Global Employment Solutions had never operated as a public company prior to the consummation of the recapitalization on March 31, 2006. It is time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act of 2002. We have already hired additional financial staff and may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications the Sarbanes-Oxley Act requires publicly traded companies to obtain.
If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for the 2007 fiscal year, we will be required to furnish a report by our management on the internal control over financial reporting of Global Employment Holdings. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of 2007. We are just beginning the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective in a timely manner. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.
In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, also referred to herein as PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines

“significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.
The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.
Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
During the preparation of our annual report on Form 10-K for fiscal year 2006, we concluded that an error in previously issued financial statements occurred due to an error in measurement and oversight of facts that existed at the time our previously issued financial statements were prepared related to certain assumptions used in applying the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the warrants and conversion features embedded in our convertible notes, mandatorily redeemable preferred stock and common stock. This conclusion resulted in non-cash corrections to the initial warrant and conversion feature liability, related discount, deferred tax assets, interest expense, gain on extinguishment of debt and income tax expense in our consolidated condensed financial statements for the previously reported periods. Accordingly, in April 2007, we restated and reissued our Form 10-Q’s for each of the affected quarters during fiscal 2006.

We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations if we are unable to recover any monetary liability resulting from a successful claim with insurance proceeds or working capital.
We are involved from time-to-time in a variety of litigation arising out of our business. We carry insurance to cover most business risk, but there can be no assurance that the insurance coverage we have will cover all claims that may be asserted against us. Should any ultimate judgments or settlements not be covered by insurance or exceed our insurance coverage, such uncovered losses could increase our costs and could have a material adverse effect on our results of operations, financial position and cash flows. There can also be no assurance that we will be able to obtain appropriate and sufficient types or levels of insurance in the future or those adequate replacement policies will be available on acceptable terms, if at all.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
Our headquarters total approximately 4,300 square feet and are located in Lone Tree, Colorado. The lease for our headquarters expires in April 2010. In addition, we lease space for our branch offices; two in Florida, 22 in Georgia, and one each in Illinois, New York, Maryland, New Jersey, Pennsylvania and the District of Columbia. The majority of the leases is for fixed terms of one to ten years and contains customary terms and conditions. Management believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.
ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits. We carry insurance to mitigate any potential liabilities associated therewith. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.
We are not currently a party to any material litigation. However, from time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. Management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On November 13, 2006, we held a special meeting of stockholders for the purpose of formally approving the Global Employment Holdings, Inc. 2006 Stock Plan, providing for a total of 2,100,000 shares of common stock reserved for issuance under the plan, of which 1,750,000 may only be granted to employees, officers and consultants and 350,000 shares may only be granted to our non-employee directors. 3,432,766 shares were voted yes, 52,848 shares were voted no, 2,547 shares were withheld and 2,543,076 did not vote.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market information
Our Common Stock has been included for quotation on the Over the Counter Bulletin Board, also referred to as OTC BB, under the symbol “GEYH.OB” since August 11, 2006. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported on OTC BB.

Fiscal 2006:	High	Low
Third Quarter ended October 1, 2006	$5.30	$5.15
Fourth Quarter ended December 31, 2006	$5.25	$5.15
On April 6, 2007, the last reported sales price on OTC BB for our common stock was $5.25 per share. As of March 15, 2007 there were 157 shareholders of record.
Sales of unregistered securities and use of proceeds. Incorporated by reference to Item 15 of Part II in our registration statement on Form S-1, filed July 27, 2006, as amended.
Issuer purchases of securities. In December 2006, we purchased for $6,000 and retired 806 shares of common stock. Additionally, in November 2006, a former employee forfeited 6,680 shares of common stock which we hold in treasury. On September 28, 2006, the Company repurchased $5,744,000 principal amount of convertible notes (convertible into 919,040 shares of our common stock) plus all accrued interest for $4,997,000, which included warrants to purchase 91,904 shares of our common stock at $6.25 per share.
Dividends. We did not declare or pay dividends during fiscal 2006.
Securities authorized for issuance under equity compensation plans

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,001,198	5.04	1,098,802
Equity compensation plans not approved by security holders	—	—	—

Total	1,001,198	5.04	1,098,802

A description of the equity compensation plan is incorporated by reference to Note J in the Notes to Consolidated Financial Statements included in Item 15 in this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth summary financial information and other data for Global Employment Holdings. Income statement data for the fiscal years 2006, 2005, 2004 and 2003 have been derived from audited financial statements. Income statement data for the fiscal year 2002 have been derived from unaudited financial statements which, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations and financial position for such period and as of such date. The data should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Years Ended
	2006		2005	2004	2003	2002

(All amounts in thousands, except per share data)						(Unaudited)
Revenues, net	$128,790		$111,563	$97,126	$85,568	$64,144
Gross profit	$36,719		$34,370	$30,200	$27,231	$22,414
SG&A expenses	$28,311	(a)	$45,478 (b)	$23,936	$22,630	$25,341
Depreciation and amortization	$573		$729	$734	$707	$1,560
Operating income (loss)	$7,835		$(11,837)	$5,530	$3,894	$(4,487)
Other income (expense)	$(8,232	)(c)	$(256)	$(703)	$(798)	$(969)
Gain on extinguishment of debt	$273		—	—	—	$23,026
Net income (loss)	$1,309		$(15,725)	$2,793	$1,673	$19,313
Dividend paid to Series C preferred shareholders	—		$(6,300)	—	—	$(289)
Valuation of redeemable preferred stock	—		$(36,693)	—	—	—
Income (loss) available to common stockholders	$1,309		$(58,718)	$2,793	$1,673	$19,024
Income (loss) per share:
Basic and diluted Net income (loss) before extraordinary items	$.23		$(10.95)	$0.51	$0.30	$0.70
Gain on extinguishment of debt	$—		—	—	—	$4.35
Income (loss) available to common stockholders	$.23		$(10.95)	$0.51	$0.30	$3.59
Weighted average number of shares outstanding	5,745		5,363	5,471	5,547	5,298

Total assets	$57,202		$52,920	$51,014	$51,953	$51,215
Long-term debt, net	$15,138		—	$17,800	$17,370	$16,940
Long-term mandatorily redeemable convertible preferred stock, net	$2,013		—	$5,856	$5,837	$5,853
Stockholders’ equity (deficit)	$(19,641)		$(24,921)	$11,234	$8,443	$6,770

(a)	Includes $968 of non-recurring retention bonus paid to senior management in connection with the March 31, 2006 recapitalization.

(b)	Includes $21,152 of restricted stock compensation recorded in connection with the March 31, 2006 recapitalization.

(c)	Includes $3,359 of expenses recorded in connection with the March 31, 2006 recapitalization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Global Employment Holdings, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Cautionary Statement
This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause our actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in “Item 1A.—Risk Factors” under the heading “Factors Affecting Future Operating Results and Stock Price”. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.
Critical Accounting Policies
The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers’ compensation costs, collectibility of accounts receivable, and impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.
We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see note A in the notes to the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, also referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition
PEO revenues consist of amounts received or receivable under employee leasing client service agreements. Amounts billed to PEO clients include actual wages of employees dedicated to each work-site and related payroll taxes paid by us, a contractual administrative fee, and workers compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to clients for workers compensation coverage and unemployment insurance for the leased employees and the actual cost of the insurance to us. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record PEO revenues net, having determined that this better reflects the substance of the transactions between the us and our PEO clients. We believe this provides greater comparability to the financial results within the industry. In addition, we believe that this will better focus the company on, and allow investors to better understand, the financial results of our business.
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
Allowance for Doubtful Accounts
In our business, we must make estimates of the collectibility of accounts receivable. Accounts receivable represented approximately 41% of our total assets as of December 31, 2006. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
We determine our allowance for employee leasing and temporary staffing accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, and the condition of the general economy and the industry as a whole. Based on previous loss history, permanent placement allowances are established to estimate losses (returned placement revenues) due to placed candidates not remaining employed for the period guaranteed by us, which is normally 30 to 90 days.

Goodwill
Goodwill represents the excess of the purchase prices over the fair value of assets acquired in the business acquisitions of subsidiaries. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires us to perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. The annual impairment test is performed as of the last day of our fiscal year. The two step approach to assess goodwill impairment requires us to first compare the estimated fair value of each reporting unit that contains goodwill to the carrying amount of the unit’s assets and liabilities, including goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed in which the current fair value of the unit’s assets and liabilities will determine the implied fair value of the unit’s goodwill and the resultant impairment charge.
SFAS 142 describes various potential methodologies for determining fair value, including discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. Due to the observable operating and economic characteristics of the company and the staffing industry in which it operates, management determined that a valuation based on multiples of EBITDA, supported by staffing industry business acquisition data and public market multiples, is the most appropriate valuation methodology.
We determined that each of our subsidiaries is an individual reporting unit as defined by SFAS 142. Accordingly, each of the subsidiaries which have goodwill recorded were valued for purposes of the impairment calculation based on multiples of trailing twelve month EBITDA for the annual impairment test. Based upon the results of step one of the impairment test, in each instance the fair value of the reporting unit exceeded its carrying value. Accordingly, step two of the impairment test was not required and no impairment charge was required during fiscal years 2006, 2005 or 2004.
Stock-Based Compensation
SFAS 123 (revised 2004), Share-Based Payments (SFAS 123 (R)), which replaces SFAS 123 and supersedes APB No. 25, requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allowed companies to adopt the provisions of SFAS 123(R) beginning in the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS 123 (R) for all issuances of restricted stock and stock options beginning in fiscal 2006. The adoption of SFAS 123(R) on our financial position and results of operations did not have a material effect, as there were neither stock options granted during fiscal 2006, nor any outstanding stock option grants as of December 31, 2006.
Prior to the adoption of SFAS 123(R), we used the fair value method of accounting pursuant to SFAS 123, Accounting for Stock-Based Compensation, for all issuances of stock options to non-employees. We used the intrinsic value method under the provisions of Accounting Principles Board Opinion, also referred to as APB, No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for all stock options issued to employees until January 1,

2006. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.
Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in our convertible debt, mandatorily redeemable convertible preferred stock and common stock. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of our common stock, mandatorily redeemable convertible preferred stock and convertible notes equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006. This will be adjusted quarterly to the estimated fair market value based upon then current market conditions.
The valuation of the warrant liability uses the Black-Scholes model based upon interest rates, stock prices, contractual term of the underlying financial instruments and volatility factors.
Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Option-pricing models require an estimate of expected volatility as an assumption because an option’s value is dependent on potential share returns over the option’s term. The higher the volatility, the more the returns on the share can be expected to vary – up or down. Because an option’s value is unaffected by expected negative returns on the shares, other things being equal, an option on a share with higher volatility is worth more than an option on a share with lower volatility.
We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. We base our estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. We will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to us or until we have sufficient information available to utilize our own stock volatility.
For fiscal 2006, we utilized an average expected volatility of 59.7%.
We believe these assumptions are reliable. However, these assumptions may change in the future based on actual experience as well as market conditions.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note A in the Notes to the Consolidated Financial Statements beginning at page F-6 of this annual report on Form 10-K.

Executive Overview
Our results for 2006 were very encouraging in all of our service lines except permanent placement where we lacked senior leadership and initiative at the execution level. We have taken steps to enhance our operations in that area, including new leadership, training and development and compensation structure. All other service lines had positive growth in 2006. We believe our operating results continue to reflect, in part, the competitive advantage of offering a broad array of human resource management services through our PEO arrangements, expanded service offerings in the staffing segment and leveraging the human resources in each of our locations. We believe this competitive advantage has enabled us to increase business opportunities in the locations we service. We believe the acquisition of Career Blazers will allow us to expand and leverage our services into the geographic markets that they serve. Management expects that demand for our staffing services will continue to reflect overall economic conditions in our market areas. We believe that we are well positioned, both strategically and financially, to continue generating improved operating results in fiscal 2007, however, if we fail to successfully respond to competitive pressures or to implement our strategies effectively, our net revenues or gross margins could be reduced which could adversely effect our results of operations or financial position. We cannot assure that the favorable trend will continue.
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

Results of continuing operations
The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of revenue.

	Fiscal Year
	2006		2005		2004
REVENUES, net	100.00%		100.00%		100.00%
COST OF SERVICES	71.49%		69.19%		68.91%

GROSS PROFIT	28.51%		30.81%		31.09%

OPERATING EXPENSES
Selling, general and administrative	21.98	%(a)	40.76	%(b)	24.64%
Depreciation and amortization	0.45%		0.65%		0.76%

Total operating expenses	22.43%		41.42%		25.40%

OPERATING INCOME	6.08%		-10.61%		5.70%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.05%		-0.23%		-0.71%
Fair market valuation of warrant liability	1.27%		0.00%		0.00%
Other income (expense)	-2.61	%(c)	0.00%		-0.01%
Gain on extinguishment of debt	0.21%		0.00%		0.00%

Total other expense, net	-6.18%		-0.23%		-0.72%

INCOME (LOSS) BEFORE INCOME TAXES	-0.10%		-10.84%		4.97%

INCOME TAXES	-1.11%		3.26%		2.09%

NET INCOME (LOSS)	1.02%		-14.10%		2.88%

Valuation of redeemable preferred stock	0.00%		32.88%		0.00%
Dividend paid to Series C preferred stockholders	0.00%		-5.65%		0.00%

Income (loss) available to common stockholders	1.02%		-52.63%		2.88%

(a)	Includes $968 of non-recurring retention bonus paid to senior management in connection with the March 31, 2006 recapitalization.

(b)	Includes $21,152 of restricted stock compensation recorded in connection with the March 31, 2006 recapitalization.

(c)	Includes $3,359 of expenses recorded in connection with the March 31, 2006 recapitalization.

We report PEO revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues is as follows:

	Gross reporting method	Reclassification	Net reporting method
For the fiscal year 2006
Revenues, net	$507,906,000	$(379,116,000)	$128,790,000
Cost of services	(471,187,000)	379,116,000	(92,071,000)

Gross profit	$36,719,000	$—	$36,719,000

For the fiscal year 2005
Revenues, net	$439,991,000	$(328,428,000)	$111,563,000
Cost of services	(405,621,000)	328,428,000	(77,193,000)

Gross profit	$34,370,000	$—	$34,370,000

For the fiscal year 2004
Revenues, net	$381,368,000	$(284,242,000)	$97,126,000
Cost of services	(351,168,000)	284,242,000	(66,926,000)

Gross profit	$30,200,000	$—	$30,200,000

CHANGES IN RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
Revenues
Net revenues increased 15.4% for fiscal 2006 over fiscal 2005. The year-over-year revenue growth is primarily attributable to a 21.6% increase in the number of billed hours in the staffing services segment, a 5.7% increase in average worksite employees at the PEO services segment, and a slight increase in average bill rates in the staffing services segment. Our revenue growth was achieved without acquisitions or new service line offerings. New branch revenue in our staffing services segment was not significant. These results are due to the strength of the end markets we serve and the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business. In addition, through the introduction of performance metric based systems, we have realized positive gains from improved sales and recruiting practices, management focus and incentive compensation programs. Our revenue growth in all sectors except the permanent placement division was strong for fiscal 2006.
Staffing segment revenues increased 17.2% for fiscal 2006 over fiscal 2005. Direct hire fee revenues (included in staffing segment revenues) decreased 30.6%, for fiscal 2006 over fiscal 2005. Our direct hire fee revenues were lower due to a reduction in our direct hire staffing consultants and lack of senior leadership. Management is committed to devoting additional resources and realigning the strategic and tactical objectives of the permanent placement division. We have hired a new chief operating officer to direct strategic, tactical, and short-term goal setting and achievement, as well as direct the design, operation, and improvement of the systems that create and deliver our services, including the permanent placement division. Additionally, we have hired a senior management leader to direct the training and tactical objectives of this group.
PEO services segment net revenues increased 10.6% for fiscal 2006 over fiscal 2005. The increase was due to a 5.7% increase in average worksite employees and an 8.8 % increase in average revenue per employee.
With 95% of our PEO business in Florida, we are focused on industry segments indigenous to the unique economy of Florida. As a result, 24% of our PEO business is in construction, 9% in manufacturing, 22% in restaurants, and 45% in hospitality and other services. The average size of our PEO customer base is 17 employees. During the fourth quarter, our PEO segment realized a loss of a portion of its worksite employees related to the decline in the housing and construction industry.
As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2006, no single customer accounted for more than 4.1% of our revenue. Our ten highest volume customers in fiscal 2006 accounted for an aggregate of 24.9% of our revenue.
The retention rate in our PEO services segment was 70%, 78% and 86% for the fiscal years 2006, 2005 and 2004, respectively. The number of PEO services customers billed increased in each of the fiscal years 2006, 2005 and 2004.
We did not lose any significant customers in our staffing services segment during fiscal years 2005 and 2004. At the end of fiscal 2006, we lost two customers due to merger and acquisition activity at the customers, who moved to another service or brought the service in-house. These customers accounted for approximately 3.0% of our fiscal 2006 consolidated revenues. In the first quarter of 2007, we decided to end a relationship with another customer which accounted for approximately 4.0% of our consolidated revenue in fiscal 2006. The number of staffing services customers billed decreased slightly in 2006 due the decline in the number of permanent placement customers, however we had growth in the professional staffing and commercial staffing divisions in each of the fiscal years 2006, 2005 and 2004.
Gross profit and gross margin percentage
Gross profit increased 6.8% for fiscal 2006 over fiscal 2005 due to an increase in PEO worksite revenue and staffing consulting and temporary revenues, offset by a decrease in permanent placement fees and gross margin percentage. During fiscal 2006, our consolidated gross margin percentage decreased due to a greater percentage of our consolidated revenues coming from our lower margin commercial line of business and lower permanent placement fees, offset by changes in burden rates as described below. The commercial line of business revenues increased from 48.2% of total revenue in 2005 to 51.5% in 2006. For fiscal 2006 versus 2005, gross margin percentage (without permanent placement revenue) in our professional staffing division decreased slightly from 26.5% to 26.2% due primarily to the mix of business between higher margin IT staffing and clerical. Gross margin in our commercial staffing division decreased from 17.6% in fiscal 2005 to 16.6% in fiscal 2006. The decrease was due primarily to an increase in workers compensation burden as a result of the mix of business, offset slightly by a reduction in unemployment burden.

Staffing segment gross profit remained flat for fiscal 2006 compared to fiscal 2005 due to an increase in revenues offset by a decrease in gross margin percentage. Gross margin percentage for the staffing segment decreased from 27.5% for fiscal 2005 to 23.6 % for fiscal 2006. Gross margins were negatively impacted by a higher percentage of commercial business and lower permanent placement fee revenues. Gross margin percentage in the staffing segment, excluding the impact of permanent placement fees, declined slightly from 20.0% in 2005 to 19.1% in 2006.
PEO services segment gross profit increased 19.6% for fiscal 2006 over fiscal 2005. Gross margin percentage for the segment increased from 39.7% to 42.9% for fiscal 2005 and fiscal 2006, respectively. The increase in gross margin percentage was primarily due to a 9.2% overall increase in average margin per worksite employee due to favorable workers’ compensation rates and a 3.1% increase in average wages.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and permanent placement revenue. Future gross margin trends can be affected by changes in statutory unemployment rates as well as workers ’ compensation cost, which may be negatively, affected by unanticipated adverse development of claim loss reserves.
Selling, general and administrative expenses
Selling, general and administrative, also referred to as SG&A, expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office payroll and personnel related costs, advertising, rent, office supplies and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, marketing, travel, occupancy costs, information systems costs, executive and corporate staff incentive bonuses, expenses related to being a publicly-traded company and other general and administrative expenses.
SG&A expenses decreased 37.7% for fiscal 2006 from fiscal 2005. The decrease is primarily the result of recording $21,152,000 of restricted stock compensation expense in fiscal 2005 related to the recapitalization on March 31, 2006. SG&A as adjusted for the compensation expense, increased 16.4% primarily due to salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, higher bad debt expense, the added burden of expenses related to being a publicly-traded company (approximately $1,000,000), restricted common stock compensation of $80,000 and $968,000 of retention bonuses paid to senior management related to the recapitalization. Excluding the one-time charges related to the restricted stock compensation in 2006 and 2005 and retention bonuses, SG&A expense increased 12.1% for fiscal 2006 over 2005. Adjusted SG&A as a percent of revenues declined from 21.8% in 2005 to 21.2% in 2006. We expect a significant change in SG&A expenses in 2007 from levels experienced in 2006, due to additional expenses related to being a publicly-traded company, additional costs associated with the implementation of Sarbanes-Oxley processes, additional headcount and new branch openings. Additionally, the acquisition of the Career Blazers business will have an impact on revenues, gross margin and SG&A for 2007.

Depreciation
Depreciation expense for fiscal 2006 increased 4.0% from fiscal 2005, reflecting additional IT related infrastructure additions. We anticipate depreciation expense in 2007 to remain consistent with 2006. Capital expenditures in 2007 are expected to be approximately $700,000.
Other expense
Other expense for fiscal 2006 increased $3,359,000 compared to fiscal 2005. This increase relates primarily to expenses related to onetime costs of the recapitalization. Recapitalization expenses included $1,010,000 of investment services, $979,000 of legal and accounting services, $905,000 of stock issued to former shareholders of R&R Acquisition I as compensation for the shell and $465,000 of other miscellaneous costs. Additionally we recorded a net gain of $273,000 related to the extinguishment of our convertible debt in September of 2006.
Interest Expense
Other interest expense, net, increased $6,251,000 for fiscal 2006 over fiscal 2005. Interest expense increased as a result of the issuance of our convertible debt, mandatorily redeemable convertible preferred stock, classified as a liability, and funding on the revolving line of credit and term note at the recapitalization.
Additionally, $1,634,000, which relates to the estimated fair market valuation adjustment of the warrant liability, was recorded as a reduction of interest expense in fiscal 2006.
Income Taxes
The provision for income taxes for fiscal 2006 decreased from a tax expense of $3,632,000 for fiscal 2005 to a benefit of $1,433,000. The decrease in fiscal 2006 was due to the recapitalization costs and increased interest expense, offset by non-deductible expenses including the stock issued to former shareholders of R&R Acquisition as compensation for the shell, cancellation of warrants included in the gain on extinguishment of debt, interest expense related to the mandatorily redeemable convertible preferred stock and FICA tip credits and income related to the fair market valuation of the warrant and conversion liability
Acquisition
In February 2007, we acquired the assets and business operations of Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, which provides temporary and permanent staffing and related services to clients in the northeastern region. The acquisition allows us to expand our operations into these markets not previously served by us. Career Blazers has a strong reputation as a quality service provider in its markets and shares a similar culture of focusing on superior performance and customer satisfaction. Career Blazers has developed and enjoys significant brand loyalty with both employees and its significant client base over its 57 year history. Through a successful integration into our back office and corporate structure, we were able to eliminate significant administrative expenses borne by Career Blazers in the past. The results of operations of Career Blazers will be included in our consolidated financial statements beginning February 26, 2007.

CHANGES IN RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
Revenues
Revenues for the fiscal 2005 increased 14.9% over 2004 revenues. The increase in total revenues was due primarily to growth in both staffing services revenues and PEO services revenues.
PEO services revenues increased 12.3%, while staffing services revenues increased 15.9%. The increase in PEO services revenues for 2005 was primarily due to increased demand for our human resource management services. The increase in staffing services revenues for 2005 was primarily due to the increased service offerings as well as the maturing of new branch openings. The share of staffing services revenues increased to 72.8% of total revenues for 2005, as compared to 72.1% for 2004. The share of PEO services revenues decreased to 27.2% of total revenues for 2005, as compared to 27.9% for 2004.
Gross profit and gross margin percentage
Gross margin for fiscal 2005 increased 13.8% over fiscal 2004. The gross margin percent decreased from 31.1% of revenues for fiscal 2004 to 30.8% for fiscal 2005. The decrease in the gross margin percentage was due to higher payroll taxes, offset by lower workers’ compensation costs and a slight increase in permanent placement revenues, as a percentage of net revenues. The increase in payroll taxes from 2004 to 2005 was primarily attributable to higher statutory state unemployment tax rates in various states in which we operate.
Selling, general and administrative expenses
SG&A expenses for fiscal 2005 increased 90% over fiscal 2004. SG&A expenses, expressed as a percentage of net revenues, increased from 24.6% for fiscal 2004 to 40.8% for fiscal 2005. The increase in total SG&A was primarily due to increases in branch personnel and related expenses as well as marketing costs as a result of the growth in our business and a one-time non-cash charge of $21,152,000 of compensation expense related to the valuation of restricted common stock, offset by decreases in professional fees. SG&A expenses for fiscal 2005, net of the restricted stock compensation expense, amounted to $24,326,000, an increase 1.6% over fiscal 2004. SG&A expenses as adjusted, expressed as a percentage of net revenues, declined from 24.6% for fiscal 2004 to 21.8% for fiscal 2005.
Depreciation
The depreciation and amortization expense level in fiscal 2005 remained comparable to fiscal 2004 amounts due to current low level of capital expenditures.
Interest expense
Interest expense totaled $256,000 for fiscal 2005, a decrease of $434,000 from fiscal 2004 due to a decrease in amortization of debt discount and issuance costs.

Income taxes
Our effective income tax rate for 2005 was (30%), as compared to 42.1% for 2004. The lower 2005 effective rate was primarily attributable to the restricted stock compensation expense which is not deductible for federal income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Our operating cash flows and credit facility have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses as well as collateral requirements. The borrowings on our revolving line of credit were done to fund the share purchase requirements of the recapitalization in fiscal 2006 and a dividend payment in fiscal 2005 as well as the repurchase of our convertible notes in September 2006.
Compared to the same period in fiscal 2005, net cash provided by operating activities decreased $743,000 in fiscal 2006 primarily due to changes in operating assets and liabilities as outlined below and net income for fiscal 2006.
Our cash position at December 31, 2006 was $58,000, a decrease of $80,000 from January 1, 2006. The major components of the decrease include cash provided by operations of $4,330,000 offset by capital expenditures of $686,000 and financing activities of $3,724,000. Cash provided by operations was comprised of net income of $1,309,000 adjusted for non-cash charges of $1,302,000 and the net change in operating assets and liabilities of $1,719,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes, and non-cash adjustments related to the recapitalization, interest on mandatorily redeemable convertible preferred stock, valuation of the warrant liability and gain on extinguishment of debt. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable, offset by a net increase in accrued liabilities, primarily payroll related.
Cash used in investing activities was for capital expenditures primarily related to acquisition of computer related equipment and leasehold improvements.
Cash used in financing activities consisted primarily of the proceeds from the sale of the convertible notes, common and mandatorily redeemable convertible preferred stock and the proceeds of bank debt, offset by the repurchase of shares of the prior shareholders and payoff of former debt holders of GES, debt issuance costs, repayment of term note and the repurchase of our convertible debt.
Accounts receivable represented 83% and 84% of current assets as of December 31, 2006 and January 1, 2006, respectively. The accounts receivable balance increased 8.2% while revenues increased 15.4% between January 1, 2006 and December 31, 2006 respectively. The decrease in expected accounts receivable growth was due to aggressive collection efforts, offset by a slight increase in day’s sales outstanding, also referred to as DSOs, in the staffing services segment.
Customer payments to our PEO services segment are in the form of ACH debits initiated by us, cash on delivery, company or certified checks, or direct wire transfers on the day of payroll.

DSOs for the PEO services segment is effectively zero. DSOs for the staffing services segment increased slightly from 46.9 days at January 1, 2006 to 47.7 days at December 31, 2006.
Interest on our convertible subordinated debt amounted to $600,000 on a quarterly basis through October 1, 2006 and then decreased to $485,000 through February 28, 2007, when it increased to $576,000 quarterly as a result of the additional consideration given for the increase in our senior debt limit and the associated interest rate as more fully explained below. The interest rate on our convertible notes was increased from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which we have issued at least $5 million of common stock for cash or, if such common stock has not been issued by September 30, 2007, the date on which the stand-by purchasers have purchased an aggregate of $3 million of common stock, as explained below.
The term note with Wells Fargo required monthly principal payments of $139,000 plus interest.
We funded $4,997,000 on the line of credit on September 29, 2006 in connection with the repurchase of $5,744,000 principal amount of our convertible notes from the original creditor.
Outstanding borrowings on our revolving line of credit with Wells Fargo at December 31, 2006 were $9,049,000 and $0 at January 1, 2006 and the average balance outstanding for fiscal 2006 was $6,078,000. The amount available to us under the line of credit was $3,927,000 as of December 31, 2006. We have two outstanding letters of credit with Wells Fargo in the total amount of $525,085.
On February 28, 2007 and in conjunction with entering into the new senior credit agreement described below, we paid in full all outstanding balances owed to Wells Fargo and terminated the Wells Fargo credit and security agreement.
In connection with the closing of the asset purchase agreement with Career Blazers on February 28, 2007, we and most of our direct and indirect subsidiaries entered into a new credit agreement with CapitalSource.
The new credit agreement provides for a revolving line of credit, a $12 million term loan, and letters of credit, not to exceed $750,000, collateralized by our accounts receivable, with a maximum borrowing capacity of $30 million. The maximum amount of borrowing under the revolving line of credit is $18 million, limited to 85% of eligible billed accounts receivable and 49% of unbilled accounts receivable. Interest on the revolving line of credit is the prime rate plus 2.25% or the applicable 30, 60 or 90-day LIBOR rate plus 3.5%. A fee of 0.5% per annum is payable on the unused portion of the revolving line of credit. An annual collateral management fee of $25,000 is also charged. The term loan bears interest at the prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0%. Quarterly payments of $875,000 on the term loan are payable beginning June 30, 2007. Additionally, 75% of our annual free cash, as defined in the credit agreement, is due in April 2008, 2009 and 2010, and any unpaid balance is due in December 2010. Any proceeds from the disposition of assets, recoveries under insurance policies or the sale of debt or equity securities, unless such sales or issuances are approved by CapitalSource, will be applied to repay the loans.
We borrowed $10,750,000 on the revolving line of credit and $12,000,000 on the term loan in connection with the closing of the Career Blazers asset purchase agreement on February 28, 2007 and the payment in full of all outstanding amounts owed to Wells Fargo.

The credit agreement requires that certain customer payments are paid directly to blocked lockbox accounts controlled by CapitalSource, providing, however, that absent the occurrence and continuation of an event of default, we may operate and transact business through the blocked accounts in the ordinary course of business, including making withdrawals from such accounts into master deposit accounts we maintain.
The credit agreement includes various financial and other covenants with which we must comply in order to maintain borrowing availability and avoid penalties, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the credit agreement contains a provision that allows CapitalSource to call the outstanding balance of the loans if we experience any material adverse change in our business or financial condition.
On February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of our senior debt and amendment of our convertible notes, the Company has agreed to the following:

➢	We will conduct an offering of at least $5 million of our common stock in a private placement or public offering to close no later than September 30, 2007. The common stock shall be issued for cash consideration.

➢	If we have not closed the offering by September 30, 2007, the Company is obligated to call upon the commitments it has received from Howard Brill, President and CEO, John Borer, Managing Director of Rodman & Renshaw and Charles Gwirtsman, Chairman of the Board, also referred to as the stand-by purchasers, to purchase an aggregate of $3 million of our common stock on September 30, 2007.

➢	If the dollar amount of common stock sold after February 28, 2007 and prior to September 30, 2007 exceeds $2 million, the obligation of the stand-by purchasers will be reduced by the amount of such excess with such reduction being allocated among them in proportion to their respective purchase commitments.

➢	The purchase price for the shares of common stock to be purchased by each stand-by purchaser will be equal to the volume weighted average price per share of our common stock for the ten consecutive trading day period ending on September 29, 2007 as reported by Bloomberg (or, if Bloomberg terminates such reporting, then using such other reporting system as our board of the directors may designate in good faith) on the primary national or regional securities exchange or quotation system on which our common stock is then listed or quoted; provided, that if we have not conducted the offering in good faith using commercially reasonable efforts the purchase price for the shares shall be the higher of that price or $4.00 per share. The purchase price paid by the stand-by purchasers may be paid in cash, by delivery to us of our convertible notes held by such stand-by purchaser having an aggregate principal amount, including accrued interest, equal to the purchase price of the common stock to be so purchased, or a combination thereof, at the election of the stand-by purchaser making such payment.

➢	We will issue to each stand-by purchaser a warrant to purchase one share of common stock for each share purchased by such stand-by purchaser at an exercise price equal to 120% of the price at which the common stock is purchased. The warrants will expire on the seventh anniversary of issuance; provided, however, that no warrants shall be issued with respect to any portion of the common stock purchased by such stand-by purchasers through the surrender of convertible notes.
As of December 31, 2006, we had federal net operating loss carry forwards of approximately $4,551,000 expiring in 2017 through 2026. Additionally, we had state net operating loss carry forwards of approximately $16,586,000, which expire on various dates from 2010 through 2024. The FICA tip tax credits expire in 2018 through 2026. These net operating losses and credits are available to us to reduce current tax liabilities in fiscal 2007 and later years.
Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under our revolving line of credit with CapitalSource and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
Off-Balance Sheet Arrangements
None
Contractual obligations
Our contractual obligations as of December 31, 2006, including long-term debt, mandatorily redeemable convertible preferred stock and commitments for future payments under non-cancelable lease arrangements, are summarized in the table below:

	Payments due by period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
Long-term debt	$28,006,000	$2,903,000	$847,000	$24,256,000	$—
Mandatorily redeemable convertible preferred stock (a)	19,991,000	—	—	—	19,991,000
Operating leases	5,826,000	1,533,000	938,000	1,571,000	1,784,000

Total contractual cash obligations	$58,823,000	$4,436,000	$1,785,000	$25,827,000	$21,775,000

(a)	Fully accreted balance
The principal amount of our term loan, not included in the table above, with CapitalSource is payable in quarterly installments on the dates and in the respective amounts set forth below:

Amount of
Quarterly Payment Date	Principal Payment
June 30, 2007, September 30, 2007, December 15, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 15, 2008, March 31, 2009, June 30, 2009, September 30, 2009, and December 15, 2009	$875,000.00

March 31, 2010 and June 30, 2010	$800,000.00

September 30, 2010	$775,000.00

Any remaining balance of the term loan and all other obligations are due and payable in full in December 2010.
Inflation
     Inflation generally has not been a significant factor during the periods discussed above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that we enter into in the normal course of business. Our primary market risk exposure relates to interest rate risk. On December 31, 2006, the amount of our outstanding debt subject to variable interest rates was approximately $12,799,000. Based on such outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $256,000 per year
Our new credit agreement with CapitalSource, entered into on February 28, 2007, provides for a revolving line of credit in the maximum amount of $18 million and a $12 million term loan. We borrowed $10,750,000 on the revolving line of credit and $12,000,000 on the term loan in connection with the closing of the Career Blazers transaction and the payment in full of all outstanding amounts owed to Wells Fargo. Based on such outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $455,000 per year.
Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data required by this Item are set forth at the pages indicated at Item 15(a).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We historically retained Marcum & Kliegman LLP as our principal accountant. In connection with the closing of the recapitalization, on March 31, 2006, we dismissed Marcum & Kliegman as our principal accountant and retained Mayer Hoffman McCann P.C. as our new principal accountant. Our board of directors approved the decision to change our principal accountant. Marcum & Kliegman’s reports on the financial statements for the period February 14, 2005 (the first date we issued stock) to September 30, 2005, included in the Form 10-SB as filed with the SEC on January 19, 2006 and for the fiscal year 2005, included in the Form 10-KSB as filed with the SEC on March 28, 2006, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended 2005 and 2004 through the date of dismissal on March 31, 2006, we had no disagreements with Marcum & Kliegman on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. We had not consulted with Mayer Hoffman McCann on any matter prior to engaging it as our principal accountant.

Global Employment Solutions historically retained Grant Thornton LLP as its principal accountant. On December 5, 2005, Grant Thornton resigned as accountant of Global Employment Solutions. The resignation was non-adversarial and resulted from Grant Thornton’s decision not to continue as auditor for reasons including the acquisition of the company by a public shell corporation. Grant Thornton’s reports on the financial statements for the fiscal years ended 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainly, audit scope, or accounting principles. During the fiscal years ended 2004 and 2003 and through the date of resignation on December 5, 2005, we had no disagreements with Grant Thornton on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
With regard to internal control matters, Grant Thornton issued an internal control deficiency letter to the audit committee and management of Global Employment Solutions dated April 13, 2005. The letter included a discussion of a material weakness related to the lack of sufficient controls over the accuracy and completeness of data submitted to Global Employment Solutions’ actuary for calculation of the self-insured workers’ compensation liability for the fiscal year 2004. We believe that we have taken appropriate actions to address the weakness identified by Grant Thornton. Grant Thornton’s audit of our financial statements are not included into, or relied upon by us, in this Annual Report on Form 10-K. We disclosed the deficiency letter to our successor accountant, Mayer Hoffman McCann, and authorized Grant Thornton to respond fully to Mayer Hoffman McCann regarding this and other matters.
Global Employment Solutions retained Mayer Hoffman McCann as its new principal accountant as of December 14, 2005. Mayer Hoffman McCann audited the financial statements for the fiscal year 2005 as well as re-audited the financial statements for the fiscal years 2004 and 2003. The re-audit was caused by Grant Thornton’s not permitting Global Employment Solutions to include the audits conducted by Grant Thornton for those years in our SEC filings. Global Employment Solutions had not consulted with Mayer Hoffman McCann on any matter prior to engaging it as its principal accountant.
ITEM 9A. CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 (the end of the period covered by this report), our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in this annual report on Form 10-K.

During the preparation of our annual report on Form 10-K for fiscal 2006, we concluded that an error in previously issued financial statements occurred due to an error in measurement and oversight of facts that existed at the time our previously issued financial statements were prepared. This conclusion resulted in non-cash corrections to the initial warrant and conversion feature liability, related discount, deferred tax assets, interest expense, gain on extinguishment of debt and income tax expense in our consolidated financial statements for the previously reported periods. Upon discovery of this issue, management brought the matter to the attention of our audit committee, full board of directors and independent auditors. We have restated previously issued Form 10-Q’s for fiscal 2006 to correct the error.
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
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by this Item is incorporated herein by reference from our proxy statement for the 2007 annual meeting of stockholders. We have adopted a code of ethics that applies to all our principal executive, financial and accounting officers. The code of ethics is posted on our website at www.gesnetwork.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers of, provisions of our code of ethics that apply, by posting such information on our website. Copies of the code of ethics will be provided, free of charge, upon written request directed to Investor Relations, Global Employment Holdings, Inc., 10375 Park Meadows Dr., Lone Tree, CO 80124.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference from our proxy statement for the 2007 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference from our proxy statement for the 2007 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item is incorporated herein by reference from our proxy statement for the 2007 annual meeting of stockholders.

Any future transactions between us and our officers, directors, 5% or more stockholders and affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our audit committee.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference from our proxy statement for the 2007 annual meeting of stockholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) The following documents have been filed as a part of this Annual Report on Form 10-K.
1.	Financial Statements
2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit #	Description	Reference
2.1	Plan of Merger between Global Merger Corp and Global Employment Solutions, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

3.1	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Global Employment Holdings, Inc.	Incorporated by reference to Item 3.1 in the Registrant’s Form 8-K filed March 6, 2007

3.2	Amended and Restated Certificate of Incorporation of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

Exhibit #	Description	Reference
3.3	Certificate of Designations, Preferences and Rights of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

3.4	Amended and Restated Bylaws of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.1	Form of Warrant issued under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.2	Form of Warrant issued under Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.3	Form of Warrant issued under Common Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.4	Registration Rights Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.5	Registration Rights Agreement under Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.6	Registration Rights Agreement under Common Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.7	Registration Rights Agreement, dated as of March 31, 2006, among Global Employment Holdings, Inc., R&R Investments I, LLC, Arnold P. Kling and Kirk M. Warshaw	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.8	Lock-Up Agreement, dated as of March 31, 2006, among Global Employment Holdings, Inc., R&R Investments I, LLC, Arnold P. Kling and Kirk M. Warshaw	Incorporated by reference to Exhibit 4.8 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

5.1	Opinion of Brownstein Hyatt & Farber, P.C. Regarding Legality of Securities Offered	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.1	Employment Agreement, dated as of March 14, 2007, between Global Employment Solutions, Inc. and Steven List	Incorporated by reference to Item 10.1 in the Registrant’s Form 8-K filed March 20, 2007

Exhibit #	Description	Reference
10.2	Asset Purchase Agreement, dated as of December 29, 2006, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and CapeSuccess LLC	Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed January 5, 2007

10.3	Amendment to Asset Purchase Agreement, dated as of February 28, 2007, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc., and CapeSuccess LLC	Incorporated by reference to Item 10.2 in the Registrant’s Form 8-K filed March 6, 2007

10.4	Credit Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Inc., Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, as administrative agent for the lenders, and the lenders from time to time parties hereto	Incorporated by reference to Item 10.3 in the Registrant’s Form 8-K filed March 6, 2007

10.5	Subordination Agreement, dated as of February 28, 2007, by and among Whitebox Convertible Arbitrage Partners, L.P., for itself and in its capacity as collateral agent for the subordinated creditors, Radcliffe SPC, Ltd., for and on behalf of the Class A Convertible Crossover Segregated Portfolio, Magnetar Capital Master Fund, Ltd., Guggenheim Portfolio XXXI, LLC, Pandora Select Partners, LP, Whitebox Intermarket Partners, LP, Context Advantage Master Fund, L.P., on behalf of itself, Context Advantage Fund, LP, f/k/a Context Convertible Arbitrage Fund, L.P., and Context Offshore Advantage Fund, Ltd., f/k/a Context Convertible Arbitrage Offshore, Ltd., Context Opportunistic Master Fund, L.P., Gwirtsman Family Partners, LLC, Luci Altman, Gregory Bacharach, Howard Brill, Richard Goldman, Daniel Hollenbach, Terry Koch, Michael Lazrus, Steven List, Kenneth Michaels, Steven Pennington, Fred Viarrial, and Jay Wells, for the benefit of CapitalSource Finance LLC, for itself and as agent for the lenders now or hereafter existing under the Credit Agreement	Incorporated by reference to Item 10.4 in the Registrant’s Form 8-K filed March 6, 2007

10.6	Security Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Inc., Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, in its capacity as agent for the lender parties	Incorporated by reference to Item 10.5 in the Registrant’s Form 8-K filed March 6, 2007

10.7	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Holdings, Inc.	Incorporated by reference to Item 10.6 in the Registrant’s Form 8-K filed March 6, 2007

10.8	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Solutions, Inc.	Incorporated by reference to Item 10.7 in the Registrant’s Form 8-K filed March 6, 2007

10.9	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Southeastern Staffing, Inc.	Incorporated by reference to Item 10.8 in the Registrant’s Form 8-K filed March 6, 2007

10.10	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Excell Personnel Services Corporation	Incorporated by reference to Item 10.9 in the Registrant’s Form 8-K filed March 6, 2007

10.11	First Amendment to Senior Secured Convertible Notes, dated as of February 28, 2007, by and among Global Employment Holdings, Inc. and the holders of Global Employment Holdings, Inc. senior secured convertible notes	Incorporated by reference to Item 10.10 in the Registrant’s Form 8-K filed March 6, 2007

Exhibit #	Description	Reference
10.12	Letter from Global Employment Holdings, Inc., dated February 28, 2007, to holders of the senior convertible notes and the Series A convertible preferred stock regarding commitment to issue equity	Incorporated by reference to Item 10.11 in the Registrant’s Form 8-K filed March 6, 2007

10.13	Asset Purchase Agreement, dated as of December 29, 2006, between Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and CapeSuccess LLC	Incorporated by reference to Item 10.1 in the Registrant’s Form 8-K filed January 5, 2007

10.14	Amended and Restated Employment Agreement, dated as of January 2, 2007, between Global Employment Solutions, Inc. and Terry Koch	Incorporated by reference to Item 10.2 in the Registrant’s Form 8-K filed January 5, 2007

10.15	Global Employment Holdings, Inc. 2006 Stock Plan	Incorporated by reference to Item 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed November 15, 2006

10.16	Convertible Note and Warrant Sale Agreement, dated as of September 28, 2006, between Amatis Limited, Global Employment Holdings, Inc. and the purchasers named in Schedule I thereto	Incorporated by reference to Item 10.1 in the Registrant’s Form 8-K filed October 4, 2006

10.17	First Amendment to Notes Securities Purchase Agreement, dated as of September 28, 2006, by and among Global Employment Holdings, Inc., Global Employment Solutions, Inc., and the investors listed on the signature pages thereto	Incorporated by reference to Item 10.2 in the Registrant’s Form 8-K filed October 4, 2006

10.18	First Amendment to Security Agreement, Pledge Agreement and Guaranty, dated as of September 28, 2006, by and among Global Employment Holdings, Inc. Global Employment Solutions, Inc., various subsidiaries of Global Employment Solutions, Inc., Amatis Limited and Whitebox Convertible Arbitrage Partners, LP	Incorporated by reference to Item 10.3 in the Registrant’s Form 8-K filed October 4, 2006

10.19	First Amendment to Amended and Restated Credit and Security Agreement, dated as of September 26, 2006, by and among Wells Fargo Bank, National Association, Global Employment Solutions, Inc. and various subsidiaries	Incorporated by reference to Item 10.4 in the Registrant’s Form 8-K filed October 4, 2006

10.20	Amended and Restated Credit and Security Agreement among Wells Fargo Bank, National Association, Global Employment Solutions, Inc. and various subsidiaries	Incorporated by reference to Exhibit 10.19 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.21	Fifth Amended and Restated Revolving Promissory Note under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.20 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.22	First Amended and Restated Term Note under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.23	Form of Pledge Agreement under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.24	Form of Patent and Trademark Security Agreement under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.25	Form of Copyright Security Agreement under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.24 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

Exhibit #	Description	Reference
10.26	Amendment to Guarantor Documents under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.27	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Howard Brill	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registrant’s Form 8-K filed on July 25, 2006

10.28	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Dan Hollenbach	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Registrants Form 8-K filed on July 25, 2006

10.29	Amended and Restated Employment Agreement, dated July 15, 2006, among Global Employment Solutions, Inc. and Stephen Pennington	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Registrant’s Form 8-K filed on July 25, 2006

10.30	Form of Share Purchase Agreement among Global Employment Solutions, Inc., Global Employment Holdings, Inc. and the shareholders of Global Employment Solutions, Inc. signatory thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.31	Notes Securities Purchase Agreement, dated as of March 31, 2006, among Global Employment Solutions, Inc. and the investors listed on the Schedule of Buyers attached thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.32	Joinder Agreement of Global Employment Holdings, Inc. to Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.33	Form of Note under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.34	Guaranty under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.35	Pledge Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.36	Security Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

Exhibit #	Description	Reference
10.37	Subordination Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.38	Preferred Stock Securities Purchase Agreement, dated as of March 31, 2006, among Global Employment Solutions, Inc. and the investors listed on the Schedule of Buyers attached thereto	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.39	Joinder Agreement of Global Employment Holdings, Inc. to Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.40	Common Stock Securities Purchase Agreement, dated as of March 31, 2006, among Global Employment Solutions, Inc. and the investors listed on the Schedule of Buyers attached thereto	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.41	Joinder Agreement of Global Employment Holdings, Inc. to Common Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.42	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.43	Form of Noncompetition Agreement	Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.44	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Howard Brill	Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.45	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Dan Hollenbach	Incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.46	Non-Disclosure, Non-Competition, Arbitration and Employment Agreement, dated April 4, 2001, among Global Employment Solutions, Inc., Southeastern Staffing, Inc. and Robert Larkin	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

Exhibit #	Description	Reference
10.47	Amended and Restated Employment Agreement, dated July 15, 2006, among Global Employment Solutions, Inc. and Stephen Pennington	Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.48	Form of Guaranty under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults and Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.49	Form of Security Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.50	Form of Pledge Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed on July 25, 2006, as amended.

10.51	Form of Patent and Trademark Security Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed on July 25, 2006, as amended

10.52	Form of Copyright Security Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed on July 25, 2006, as amended

10.53	Sublease Agreement, dated as of March 23, 2006, among Continental Casualty Company and Global Employment Solutions, Inc.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed on July 10, 2006, as amended

10.54	Form of Employment Agreement for Consulting and Temporary Employees in Chicago, IL	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.55	Form of Employment Agreement for Permanent Employees in Chicago, IL	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.56	Form of Employment Agreement for Consulting and Temporary Employees in Hauppauge, NY	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.57	Form of Employment Agreement for Permanent Employees in Hauppauge, NY	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.58	Form of Employment Agreement for Consulting and Temporary Employees in Bala Cynwyd, PA	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.59	Form of Employment Agreement for Permanent Employees in Bala Cindy, PA	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.60	Form of Confidentiality, Noncompetition and Nonsolicitation Agreement	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.61	Form of Confidentiality, Noncompetition and Nonsolicitation Agreement (Southeastern Companies, Inc.)	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

Exhibit #	Description	Reference
10.62	Engagement Letter for Placement Agent Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on May 1, 2006

14.1	Code of Conduct of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended

14.2	Audit Committee Charter of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended

14.3	Compensation Committee Charter of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended

16.1	Letter from Grant Thornton LLP regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16.2 to the Registrant’s Form 8-K filed on July 25, 2006, as amended

16.2	Letter from Marcum & Kliegman LLP regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed on May 1, 2006

21.1	List of subsidiaries of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed on May 1, 2006

23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith.

23.2	Consent of Preferred Insurance Capital Consultants, LLC	Filed herewith.

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
GLOBAL EMPLOYMENT HOLDINGS, INC.
We have audited the accompanying consolidated balance sheets of Global Employment Holdings, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006, January 1, 2006 and January 2, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Employment Holdings, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 in conformity with U.S. generally accepted accounting principles.
/s/ MAYER HOFFMAN MCCANN P.C.
Denver, Colorado
April 17, 2007

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,000	$138,000
Accounts receivable, less allowance for doubtful accounts of $431,000 and $536,000 for fiscal 2006 and 2005, respectively	23,478,000	21,694,000
Deferred income taxes	2,095,000	978,000
Prepaid expenses and other current assets	2,603,000	2,996,000

Total current assets	28,234,000	25,806,000

Property and equipment, net	1,168,000	1,022,000
Deferred income taxes	7,796,000	7,206,000
Other assets, net	1,256,000	138,000
Goodwill	18,748,000	18,748,000

Total assets	$57,202,000	$52,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$2,176,000	$2,709,000
Accounts payable	614,000	505,000
Accrued liabilities	19,542,000	16,127,000
Current portion of long-term debt	2,903,000	17,821,000
Line of credit	9,049,000	—
Mandatorily redeemable restricted common stock	—	11,542,000
Mandatorily redeemable preferred stock	—	28,897,000
Income taxes payable	—	240,000

Total current liabilities	34,284,000	77,841,000

Warrant liability	24,496,000	—
Warrant liability — related parties	912,000	—
Long-term debt, net of unamortized discount of $9,019,000 for fiscal 2006	13,781,000	—
Long-term debt — related parties, net of unamortized discount of $946,000 for fiscal 2006	1,357,000	—
Mandatorily redeemable preferred stock, net of unamortized discount of $11,510,000 for fiscal 2006	2,013,000	—

Total liabilities	76,843,000	77,841,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 50,000,000 shares authorized:
Series C preferred stock, 7,000,000 authorized shares designated, 5,718,729 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock	—	—
Series D preferred stock, 30,000,000 authorized shares designated, 8,315,204 issued and outstanding in fiscal year 2005. Included above under mandatorily redeemable preferred stock	—	—
Series A preferred stock, $.0001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in fiscal year 2006. Included above under mandatorily redeemable preferred stock, net	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,122 issued, 6,023,442 outstanding in fiscal 2006 and 4,864,685 shares issued and outstanding in fiscal 2005	1,000	1,000
Treasury stock at cost, 6,680 shares in fiscal 2006	—	—
Additional paid in capital	23,760,000	19,789,000
Accumulated deficit	(43,402,000)	(44,711,000)

Total stockholders’ equity (deficit)	(19,641,000)	(24,921,000)

Total liabilities and stockholders’ equity (deficit)	$57,202,000	$52,920,000

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
REVENUES, net	$128,790,000	$111,563,000	$97,126,000
COST OF SERVICES	92,071,000	77,193,000	66,926,000

GROSS PROFIT	36,719,000	34,370,000	30,200,000

OPERATING EXPENSES
Selling, general and administrative	28,311,000	45,478,000	23,936,000
Depreciation and amortization	573,000	729,000	734,000

Total operating expenses	28,884,000	46,207,000	24,670,000

OPERATING INCOME (LOSS)	7,835,000	(11,837,000)	5,530,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(6,507,000)	(256,000)	(690,000)
Fair market valuation of warrant liability	1,634,000	—	—
Other income (expense)	(3,359,000)	—	(13,000)
Gain on extinguishment of debt	273,000	—	—

Total other expense, net	(7,959,000)	(256,000)	(703,000)

INCOME (LOSS) BEFORE INCOME TAXES	(124,000)	(12,093,000)	4,827,000

INCOME TAX (BENEFIT) EXPENSE	(1,433,000)	3,632,000	2,034,000

NET INCOME (LOSS)	1,309,000	(15,725,000)	2,793,000

Valuation of redeemable preferred stock	—	(36,693,000)	—
Dividend paid to Series C preferred stockholders ($0.92 per share)	—	(6,300,000)	—

Income (loss) available to common stockholders	$1,309,000	$(58,718,000)	$2,793,000

Basic and diluted earnings (loss) per share of common stock	$0.23	$(10.95)	$0.51

Weighted average number of basic and diluted common shares outstanding	5,744,742	5,362,600	5,470,953
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at December 28, 2003	$—	—	$1,000	5,510,667	$—	—	$33,221,000	$(24,779,000)	$8,443,000
Repuchase of 135,715 shares of restricted common stock	—	—	—	(135,715)	—	—	(3,000)	—	(3,000)
Issuance of 58,289 shares of restricted common stock	—	—	—	58,289	—	—	1,000	—	1,000
Net income	—	—	—	—	—	—	—	2,793,000	2,793,000

Balances at January 2, 2005	—	—	1,000	5,433,241	—	—	33,219,000	(21,986,000)	11,234,000

Cash dividends ($1.20 per restricted common share and $0.92 per Series C share)	—	—	—	—	—	—	—	(7,000,000)	(7,000,000)
Issuance of 91,762 shares of restricted common stock	—	—	—	91,762	—	—	2,000	—	2,000
Repurchase of 533 shares of restricted common stock	—	—	—	(533)	—	—	—	—	—
Reclassification of 659,785 shares of redeemable restricted stock to a liability	—	—	—	(659,785)	—	—	23,261,000	—	23,261,000
Valuation of redeemable preferred stock	—	—	—	—	—	—	(36,693,000)	—	(36,693,000)
Net loss	—	—	—	—	—	—	—	(15,725,000)	(15,725,000)

Balances at January 1, 2006	—	—	1,000	4,864,685	—	—	19,789,000	(44,711,000)	(24,921,000)

Issuance of common stock to new investors	—	—	—	850,000	—	—	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	—	—	250,000	—	250,000
Issuance of common stock to former shareholders of R&R Acquisition I, Inc.	—	—	—	180,928	—	—	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	—	—	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	—	—	(2,766,000)	—	(2,766,000)
Offering costs	—	—	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	—	—	1,960,000	—	1,960,000
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to liabilities	(12,750,000)	(12,750)	—	—	—	—	—	—	(12,750,000)
Forfeiture of common stock	—	—	—	—	—	(6,680)	—	—	—
Repurchase of common stock	—	—	—	(806)	—	—	(6,000)	—	(6,000)
Net income	—	—	—	—	—	—	—	1,309,000	1,309,000

Balances at December 31, 2006	$—	—	$1,000	6,030,122	$—	(6,680)	$23,760,000	$(43,402,000)	$(19,641,000)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended
	December 31,	January 1,	January 2,
	2006	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,309,000	$(15,725,000)	$2,793,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	540,000	519,000	519,000
Amortization of other assets	33,000	210,000	215,000
Amortization of debt discount and issuance costs	1,951,000	47,000	436,000
Bad debt expense	394,000	330,000	492,000
Deferred taxes	(1,707,000)	3,355,000	1,619,000
Issuance of Series C preferred stock for services	—	—	340,000
Restricted common stock compensation expense	80,000	21,152,000	—
Gain on extinguishment of debt	(273,000)	—	—
Issuance of common stock to KRG Colorado, LLC for services	250,000	—	—
Issuance of common stock to former shareholders of R&R Acquisition I, Inc.	905,000	—	—
Offering costs	(1,049,000)	—	—
Accretion of preferred stock	773,000	—	—
Amortization of warrant discount on preferred stock	1,039,000	—	—
Fair market valuation of warrant liability	(1,634,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,178,000)	(5,364,000)	(1,019,000)
Prepaid expenses and other	348,000	(648,000)	(321,000)
Accounts payable	109,000	101,000	(292,000)
Income taxes payable	(241,000)	(388,000)	169,000
Accrued expenses and other liabilities	3,681,000	1,478,000	1,219,000

Net cash flows provided by operating activities	4,330,000	5,067,000	6,170,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(686,000)	(324,000)	(556,000)

Net cash flows (used in) investing activities	(686,000)	(324,000)	(556,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(533,000)	2,266,000	(631,000)
Net borrowings on revolving credit facility	9,049,000	—	(4,742,000)
Borrowings on term note	5,000,000	—	—
Repayments of term note	(1,250,000)	—	—
Proceeds from convertible debt	30,000,000	—	—
Repurchase of convertible debt	(4,997,000)	—	—
Debt issuance costs	(1,937,000)	(25,000)	—
Reduction of KRG subordinated note	(1,460,000)	—	—
Reduction of shareholder subordinated debt	(14,064,000)	—	—
Issuance of preferred stock	12,750,000	—	—
Issuance of restricted common stock	—	2,000	1,000
Issuance of common stock	4,250,000	—	—
Repurchase of common stock	(6,000)	—	—
Repurchase of preferred stock and restricted common stock	(40,526,000)	—	(228,000)
Cash dividend paid	—	(7,000,000)	—

Net cash flows (used in) financing activities	(3,724,000)	(4,757,000)	(5,600,000)

Net increase (decrease) in cash and cash equivalents	(80,000)	(14,000)	14,000
Cash and cash equivalents, beginning of year	138,000	152,000	138,000

Cash and cash equivalents, end of year	$58,000	$138,000	$152,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$548,000	$665,000	$231,000

Cash paid during the period for interest	$2,276,000	$208,000	$254,000

The accompanying notes are an integral part of these consolidated financial statements

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE A — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Global Employment Holdings, Inc. (“Holdings”, “our”, “Company”) was formed in Delaware in 2004. On March 31, 2006, the Company entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solutions, Inc. (“GES”) outstanding equity securities. Also on March 31, 2006, GES entered into a merger agreement with a wholly owned subsidiary of ours, resulting in GES being 100% owned by us. The Company did not have any operations before March 31, 2006. The share exchange and merger was treated as a recapitalization of GES for financial accounting purposes. In connection with the recapitalization of GES, the Company issued convertible notes and warrants, mandatorily redeemable convertible preferred stock and warrants, and common stock and warrants in private placements. As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of GES shareholders had occurred at the beginning of the periods presented as altered by the terms of the share purchase agreement.
GES, a Colorado corporation, was formed in February 1998, and through its subsidiaries is a provider of diversified human capital solutions with offices in key cities throughout the United States.
Subsidiaries
Holdings is the parent corporation of GES, which is the parent corporation of a number of wholly-owned subsidiaries.
Our staffing services segment consists of:
➢	Temporary Placement Service, Inc. (“TPS”)

➢	Main Line Personnel Services, Inc. (“Main Line”)

➢	Friendly Advanced Software Technology, Inc.; and (“FAST”)

➢	Excell Personnel Services Corporation (“Excell”)
Our PEO services segment, collectively referred to as Southeastern, consists of:
➢	Southeastern Personnel Management, Inc.

➢	Southeastern Staffing, Inc.

➢	Bay HR, Inc.

➢	Southeastern Georgia HR, Inc.

➢	Southeastern Staffing II, Inc.

➢	Southeastern Staffing III, Inc.

➢	Southeastern Staffing IV, Inc.

➢	Southeastern Staffing V, Inc.

➢	Southeastern Staffing VI, Inc.; and

➢	Keystone Alliance, Inc.
The Company has no variable interests in variable interest entities within the scope of FASB Interpretation (FIN) No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Basis of Presentation
As a result of the Company’s March 31, 2006 recapitalization, the historical consolidated financial statements included the accounts and operations of GES and its subsidiaries. The operations of Holdings are included commencing March 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is based on a 52/53 week cycle ending on the Sunday closest to each calendar year end. Consequently, fiscal 2006 ended on December 31, 2006; fiscal 2005 ended on January 1, 2006; and fiscal 2004 ended January 2, 2005. In fiscal 2006 and 2005, the Company had 52-week years; in fiscal 2004 the Company had a 53-week year.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s consolidated financial statements include PEO unbilled accounts receivable, allowance for doubtful accounts, workers’ compensation liabilities, warrant valuation and income taxes. In particular, the accrual for the large deductible workers compensation insurance program is based on estimates and actuarial assumptions. Additionally, the valuation of the warrant liability uses the Black-Scholes model based upon interest rates, stock prices, maturity estimates and volatility factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Revenue Recognition
The Company’s PEO revenues consist of amounts received or receivable under employee leasing client service agreements. Amounts billed to PEO clients include actual wages of employees dedicated to each work-site and related payroll taxes paid by the Company, a contractual administrative fee, and workers compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to clients for workers compensation coverage and unemployment insurance for the leased employees and the actual cost of the insurance to the Company. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records PEO revenues net, having determined that this better reflects the substance of the transactions between the Company and its PEO clients. The Company believes this provides greater comparability to the financial results within the industry. In addition, it will better focus the Company on, and allow investors to better understand, the financial results of the Company’s business.
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

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Temporary service revenues are recognized as the Company’s employees render services to customers.
Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.
All revenues are earned in the United States.
Cash and Cash Equivalents
The Company’s policy is to invest any cash in excess of operating requirements in highly liquid, income-producing investments. The Company considers such investments with maturity of three months or less at the time of purchase to be cash equivalents.
Financial Instruments
The Company does not believe that its financial instruments, primarily cash and cash equivalents, and accounts receivable are subject to significant concentrations of credit risk. The Company’s cash periodically exceeds the FDIC limits on insured balances. Maintaining deposits with major banks mitigates this risk.
Credit is extended based on an evaluation of the customer’s financial condition and, if necessary, a deposit or some other form of collateral or guarantee is obtained. Credit losses have generally been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers and their dispersion across many different industries and geographic locations nation-wide. The Florida and Georgia offices accounted for approximately 77%, 74% and 73% of total net revenues for fiscal 2006, 2005 and 2004, respectively. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of operations.
The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value as of December 31, 2006 and January 1, 2006 because of the short maturity of these items. The fair value of the Company’s debt instruments approximates the carrying value as of as of December 31, 2006 and January 1, 2006 based on current rates available to the Company for debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock are valued at estimated fair market value utilizing a Black-Scholes option pricing model.
Accounts Receivable and Allowance for Doubtful Accounts
The majority of the Company’s accounts receivable are due from customers of the Company for amounts due related to services provided under employee leasing client service agreements, temporary staffing or permanent placement fees. Credit is extended based on evaluation of a customer’s financial condition and underlying collateral or guarantees. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance for employee leasing and temporary staffing accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. Based on previous loss history, permanent placement allowances are established to estimate losses (returned

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
placement revenues) due to placed candidates not remaining employed for the period guaranteed by the Company, which is normally 30 to 90 days. The Company writes-off accounts receivable when they become uncollectible against the allowance for doubtful accounts, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
The Company currently services small and medium-sized companies as well as divisions of Fortune 500 companies.
As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2006, no single customer accounted for more than 4.2% of our revenue. Our ten highest volume customers in fiscal 2006 accounted for an aggregate of 24.9% of our revenue.
With 95% of our PEO business in Florida, our PEO is focused on industry segments indigenous to the unique economy of Florida. As a result, 24% of our PEO business is in construction, 9% in manufacturing, 22% in restaurants, and 45% in hospitality and other services. The average size of our PEO customer base is 17 employees.
Property and Equipment
Property and equipment is recorded at cost. Additions, major renewals and betterments are capitalized; maintenance and repairs that do not extend asset lives are charged against earnings in the period incurred. Gains or losses on the disposition of property and equipment are reflected in earnings and the related asset cost and accumulated depreciation are removed from the respective accounts. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:
Computer software 3 to 5 years
Office equipment 3 to 7 years
Furniture and fixtures 5 to 10 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term.
Costs of developing or obtaining computer software for internal use are capitalized in accordance with AICPA Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Capitalization stops when the development phase, which includes activities such as software design and configuration, coding, installation, testing, and parallel processing is complete. Amortization begins when the computer software is ready for its intended use, regardless of whether the software will be placed in service in planned stages that may extend beyond a reporting period. Amortization is recorded on a straight-line basis over the software’s estimated useful life, usually 3 to 5 years.
Long-Lived Assets
The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are property and equipment. SFAS 144 requires a

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in fiscal years 2006, 2005 or 2004.
Goodwill
Goodwill represents the excess of the purchase prices over the fair value of assets acquired in the business acquisitions of subsidiaries. Goodwill is evaluated annually for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective December 31, 2001. SFAS 142 also requires the Company to perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. The annual impairment test is performed as of the last day of the Company’s fiscal year. The two step approach to assess goodwill impairment requires the Company to first compare the estimated fair value of each reporting unit that contains goodwill to the carrying amount of the unit’s assets and liabilities, including goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed in which the current fair value of the unit’s assets and liabilities will determine the implied fair value of the unit’s goodwill and the resultant impairment charge.
SFAS 142 describes various potential methodologies for determining fair value, including discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. Due to the observable operating and economic characteristics of the Company and the staffing industry in which it operates, management determined that a valuation based on multiples of EBITDA, supported by staffing industry business acquisition data and public market multiples, was the most appropriate valuation methodology.
The Company determined that each of its subsidiaries were individual reporting units as defined by SFAS 142. Accordingly, each of the subsidiaries which have goodwill recorded were valued for purposes of the impairment calculation based on multiples of trailing twelve months EBITDA for the annual impairment test. Based upon the results of step one of the impairment test, in each instance the fair value of the reporting unit exceeded its carrying value. Accordingly, step two of the impairment test was not required and no impairment charge was required during fiscal years 2006, 2005 or 2004.
Workers Compensation Insurance
On August 1, 2002, the Company entered into guaranteed cost policies with minimal loss retention for workers compensation coverage in the states in which it operates. Under these policies, the Company is required to maintain refundable deposits of approximately $2,007,000 and $2,050,000, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 2006 and January 1, 2006, respectively. Additionally, the Company is required to maintain a letter of credit in the amount of $300,000. It is expected that this will be released in the first half of fiscal 2007.
The Company had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
compensation class codes. As of December 31, 2006, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. Our policy is to use our estimated undiscounted workers’ compensation claims associated with our large deductible insurance program when determining our obligation there under. This estimate is recorded in accrued liabilities. Workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. The loss estimates are based on several factors including our current experience, industry averages, relative health care costs, regional influences and other factors.
These estimates are continually reviewed by the Company’s risk management department, and annually by Preferred Insurance Capital Consultants, LLC, an independent actuary, and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates. As of December 31, 2006 and January 1, 2006, the estimated claims in excess of collateral deposits under this program were approximately $2,037,000 and $2,067,000, respectively, and are reported within accrued liabilities in the accompanying consolidated balance sheets.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2006, 2005 and 2004, was $561,000, $626,000 and $414,000, respectively.
Income Taxes
The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets are reduced by a valuation allowance based on an assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.
Treasury Stock
From time to time, the Company may repurchase shares of its common stock on the open market. Treasury stock is recorded at cost.
Stock-Based Compensation
SFAS 123 (revised 2004), Share-Based Payments (SFAS 123 (R)), which replaces SFAS 123 and supersedes APB No. 25, requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allowed companies to adopt the provisions of SFAS 123(R) beginning in

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the first annual period beginning after June 15, 2005. The Company adopted the fair value method of accounting pursuant to SFAS 123 (R) for all issuances of restricted stock and stock options beginning in fiscal 2006. The adoption of SFAS 123(R) on our financial position and results of operations did not have a material effect, as there were neither stock options granted during fiscal 2006, nor any outstanding stock option grants as of December 31, 2006.
Prior to the adoption of SFAS 123(R), the Company used the fair value method of accounting pursuant to SFAS 123, Accounting for Stock-Based Compensation, for all issuances of stock options to non-employees. We used the intrinsic value method under the provisions of Accounting Principles Board Opinion, also referred to as APB, No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for all stock options issued to employees until January 1, 2006. Under APB No. 25, compensation cost is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.
Warrant and conversion feature valuation
The Company applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in our convertible debt, mandatorily redeemable convertible preferred stock and common stock. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of our common stock, mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006. This will be adjusted quarterly to the estimated fair market value based upon then current market conditions.
The valuation of the warrant liability uses the Black-Scholes model based upon interest rates, stock prices, estimated term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. We base our estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. We will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to us or until we have sufficient information available to utilize our own stock volatility.
We believe these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Shares representing restricted common stock, which were reclassified to mandatorily redeemable restricted stock in October 2005, were excluded from the calculation of weighted average shares of basic and diluted earnings (loss) per share once they were reported as a liability in the consolidated balance sheet. Basic and fully diluted shares outstanding were the same for fiscal years 2006, 2005 and 2004 as there were no potential dilutive shares outstanding during the period. Outstanding

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
warrants and other dilutive securities to purchase 9,392,856, -0- and -0- shares of common stock for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive.
Quantifying Materiality of Financial Statement Misstatements
The Company adapted the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) in fiscal 2006. The effect of adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.
Recent Accounting Pronouncements
In September 2006 the FASB issued SFAS 157 – Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, with certain exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective as of the beginning of our 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. The Task Force reached a tentative conclusion that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. This EITF will become effective in the first quarter of fiscal 2007. The effect of adoption of this EITF is not expected to have a material effect on our consolidated financial position or results of operations.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In March 2006 the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is not applicable to us.
In March 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position or results of operations.
In December 2004, the FASB issues SFAS 153, Exchanges of Nonmonetary Assets – an Amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. The Company has adopted this statement and it did not impact our consolidated financial position or results of operations.
NOTE B — MASTER INVESTMENT AGREEMENT
As a result of a financial restructuring plan in November 2001, the GES principal stakeholders were all parties to a Master Investment Agreement. Among other things, this agreement defined a prescribed formula for the distribution of net proceeds provided from a sale of GES or its assets. As a result of the share purchase agreement closed on March 31, 2006, and as more fully explained below, the net proceeds were distributed to the debt and security holders pursuant to the Master Investment Agreement. The Master Investment Agreement was terminated concurrently with the distribution.
The following table sets forth the distribution of net proceeds and stock for the management, employees, investors and lenders:

		Shares of
	Cash	common stock in
	Distribution	Holdings

Restricted stockholders	$11,624,000	1,924,889
Series C preferred stockholders	22,243,000	869,426
Series D preferred stockholders	6,653,000	2,070,371
Senior Subordinated Notes	13,593,000	74,703
Purchase Money Subordinated Notes	471,000	2,588
KRG Subordinated Notes	1,460,000	8,023

Total	$56,044,000	4,950,000

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE C — ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following as of:

	December 31,	January 1,
	2006	2006
Accounts receivable billed	$12,653,000	$11,764,000
Accounts receivable unbilled	10,971,000	10,127,000
Accounts receivable other	285,000	339,000
Allowance for doubtful accounts	(431,000)	(536,000)

Total	$23,478,000	$21,694,000

The following table sets forth the allowance for doubtful accounts reconciliation for the past three fiscal years:

	2006	2005	2004
Balance, beginning of year	$536,000	$469,000	$592,000
Additions charged to cost and expense	394,000	330,000	492,000
Accounts receivable written-off, net of recoveries	(499,000)	(263,000)	(615,000)

Balance, end of year	$431,000	$536,000	$469,000

NOTE D — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of:

	December 31,	January 1,
	2006	2006
Office equipment	$1,924,000	$2,471,000
Furniture and fixtures	685,000	712,000
Computer software	957,000	1,970,000
Leasehold improvements	451,000	271,000

	4,017,000	5,424,000
Less accumulated depreciation and amortization	(2,849,000)	(4,402,000)

Total	$1,168,000	$1,022,000

Depreciation expense for fiscal 2006, 2005 and 2004 was $540,000, $519,000 and $519,000, respectively.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE E — OTHER ASSETS
Other noncurrent assets consisted of the following as of:

	December 31,	January 1,
	2006	2006
Debt issuance costs, net of accumulated amortization of $428,000 and $42,000 as of December 31, 2006 and January 1, 2006, respectively	$1,126,000	$21,000

Deposits and other	130,000	117,000

Total	$1,256,000	$138,000

Debt issuance costs are amortized over the term of the indebtedness using the effective interest method. Amortization of debt issuance costs are as follows:

Fiscal Years
2007	$279,000
2008	238,000
2009	257,000
2010	279,000
2011	73,000

Total	$1,126,000

Amortization of debt issuance costs for fiscal 2006, 2005 and 2004 was $293,000, $210,000 and $47,000, respectively.
NOTE F — ACCRUED LIABILITIES
Accrued liabilities consist of the reserve for potential workers compensation claims, payroll and other related benefits, unearned benefit deductions and other current liabilities related to services received. Accrued liabilities consisted of the following as of:

	December 31,	January 1,
	2006	2006
Accrued payroll and related benefits	$13,884,000	$11,839,000
Accrued workers compensation	2,651,000	2,465,000
Unearned benefit deductions	1,019,000	757,000
Other	1,988,000	1,066,000

Total	$19,542,000	$16,127,000

NOTE G — CREDIT AND SECURITY AGREEMENT
In connection with the share purchase agreement and recapitalization on March 31, 2006, the Company and its subsidiaries amended the Credit and Security Agreement with Wells Fargo Bank, (“Wells Fargo”) for revolving credit borrowings and letters of credit collateralized by the Company’s accounts receivable, and increased its borrowing capacity to $20 million, including up to $5.0 million borrowing under a term facility. The term note was payable monthly and amortized over a 36-month period. 25% of the

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Company’s annual free cash, as defined in the agreement, was due in February 2007 and February 2008; and any unpaid balance was due in April 2008. The term note bore interest at Wells Fargo’s prime rate (8.25% at December 31, 2006 and 7% at January 1, 2006) plus 2.75%. Additionally, the agreement provided for an increase in the revolving line of credit available borrowings of up to $15.0 million ($10.0 million prior to March 31, 2006); limited to 90% of eligible billed receivables and 75% of unbilled receivables until such time as the term note was paid in full and then 85% and 70%, respectively. Interest was payable at Wells Fargo’s prime rate, subject to a minimum of $7,500 per month. A fee of 0.25% per annum was payable on the unused portion of the commitment. The term of the agreement was to expire in July 2009. The Company paid a closing fee of $175,000 upon funding.
Outstanding borrowings on the revolving credit line at December 31, 2006 and January 1, 2006 were $9,049,000 and $0, respectively and the average balance outstanding for fiscal 2006 was $6,078,000 at an average interest rate of 8.0%.
The Company funded $4,997,000 on the line of credit on September 29, 2006 in connection with the repurchase of $5,744,000 principal amount of our convertible notes from an investor and paid a fee of $170,000 to Wells Fargo for temporarily adjusting various covenants and approving the redemption.
The agreement required certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and the agreement contained a provision that allowed the lender to call the outstanding balance of the line of credit and term note if any material adverse change in the business or financial condition of the Company were to occur. As of December 31, 2006, there were two outstanding letters of credit with Wells Fargo in the total amount of $525,085. The amount available to the Company under the line of credit was $3,927,000 and $9,855,000 as of December 31, 2006 and January 1, 2006, respectively.
The agreement included various financial and other covenants with which the Company had to comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, annual capital expenditure limitations and restrictions on the payment of dividends. The Company was in default of its loan covenants as of December 31, 2006 with regard to the minimum net income and net worth requirements. There was no impact of the covenant violation on our operations due to the payoff of the Wells Fargo loans and the new credit security agreement outlined below. Prior to December 31, 2006, various defaults had occurred and all defaults were either cured by the Company or waived by Wells Fargo.
In conjunction with the new senior credit facility described below, all outstanding balances with Wells Fargo were paid in full on February 28, 2007 and the Wells Fargo credit and security agreement was terminated. The Company paid an early retirement fee of $377,000 on February 28, 2007. In connection with the pay off of the Wells Fargo facility the Company collateralized the letters of credit with $554,000 of cash.
In connection with the asset purchase agreement of Career Blazers, on February 28, 2007, the Company and its subsidiaries entered into a new Credit and Security Agreement (“the facility”) with CapitalSource Finance, LLC (“CapitalSource”). The facility provides for a revolving line of credit and letters of credit collateralized by the Company’s accounts receivable, with a borrowing capacity of $18 million, limited to 85% of eligible billed accounts receivable and 49% of unbilled accounts receivable. Interest on the line of credit is payable at prime rate plus 2.25% or the applicable 30, 60 or 90-day LIBOR plus 3.5% (8.84% upon funding). A fee of 0.5% per annum is payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 is charged. In addition, the facility provides for up to $12 million borrowing under a term note. Quarterly payments of $875,000 on the term note are payable beginning June 30, 2007.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
75% of the Company’s previous fiscal years annual free cash, as defined in the agreement, is due in April 2008, 2009 and 2010; and any unpaid balance is due in December 2010. Additionally, any proceeds from the disposition of assets, recoveries under insurance policies and the sale of debt or equity securities, unless such sales or issuances are approved by CapitalSource, will be applied to repay the facility. The term note bears interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0% (10.34% upon funding). The term of the facility expires in December 2010.
The Company funded $10,750,000 on the revolving line of credit and $12,000,000 on the term note in connection with the Asset Purchase Agreement of Career Blazers and the payment in full of all outstanding amounts owed to Wells Fargo. We paid a closing fee of $510,000 upon funding on February 28, 2007.
The facility requires certain customer payments to be paid directly to blocked lockbox accounts controlled by CapitalSource, providing, however, that absent the occurrence and continuation of an event of default, the Company may operate and transact business through the blocked accounts in the ordinary course of business, including making withdrawals from such accounts into a master deposit account maintained by the Company.
The facility includes various financial and other covenants with which the Company must comply in order to maintain borrowing availability and avoid penalties, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the facility contains a provision that allows the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurs.
NOTE H — LONG TERM DEBT
Long-term debt consisted of the following as of:

	December 31,	January 1,
	2006	2006
Wells Fargo term note	$3,750,000	$—

Senior subordinated secured convertible notes, net of unamortized discount of $9,019,000	12,934,000	—

Senior secured convertible notes due to related parties, net of unamortized discount of $946,000	1,357,000	—

Senior subordinated notes; including accrued interest through November 15, 2001 of $1,871,000	—	15,837,000

Purchase money subordinated notes – Southeastern sellers	—	484,000

KRG subordinated notes	—	1,500,000

	18,041,000	17,821,000

Less current portion	(2,903,000)	(17,821,000)

Total long-term debt	$15,138,000	$—

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Convertible Notes
On March 31, 2006, the Company issued $30 million aggregate principal amount of senior subordinated secured convertible notes. The convertible notes are stated net as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the contractual term of the instrument using the effective interest method. If not converted, the notes mature on March 31, 2011 and bear interest at an annual rate of 8%. Interest is paid quarterly on January 2, April 1, July 1 and October 1. The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium over the principal amount of notes being redeemed. The Company may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If the Company redeems the notes as such, the Company must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes without prior approval of our senior lender. The agreement includes various covenants with which the Company must comply, including the ratio of indebtedness to consolidated adjusted EBITDA, as defined. As of December 31, 2006, the Company was in compliance with this covenant.
On September 28, 2006, the Company repurchased $5,744,000 principal amount of convertible notes (convertible into 919,040 shares of our common stock) plus all accrued interest for $4,997,000, which included warrants to purchase 91,904 shares of our common stock at $6.25 per share. The gain on the extinguishment of debt is recorded in other income on the consolidated statements of operations for fiscal 2006. Additionally, some of our officers and directors purchased an aggregate $2,303,000 principal amount of convertible notes plus all accrued interest for $2,004,000, which included warrants to purchase 36,848 shares of our common stock at $6.25 per share. The redemption of the convertible notes was approved by Wells Fargo before the transaction was completed.
On February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of our senior debt and amendment of our convertible notes, the Company agreed to increase the interest rate on our convertible notes from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which Holdings has issued at least $5 million of common stock for cash or, if such common stock has not been issued by September 30, 2007, the date on which the stand-by purchasers have purchased an aggregate of $3 million of common stock , as more fully explained below.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Senior Subordinated Notes and Put Warrants
In March 1998, the Company entered into a senior subordinated note purchase agreement as part of its acquisition of TPS and Excell. This agreement was amended in July 1998 and September 1998, in connection with the Company’s acquisitions of Southeastern, Main Line and National Career Search, Inc., a Company which GES sold in 2000. This agreement was further amended in November 2001 as part of the Master Investment Agreement. The estimated fair value of the detachable stock warrants issued with these notes has been accounted for as a discount from the face value of the notes and was being amortized using the straight line method, which approximated the effective interest method, over the term of the note purchase agreement. Amortization of the debt discount for fiscal 2006, 2005 and 2004 was $0, $21,000 and $436,000, respectively, and is included in other interest expense on the consolidated statements of operations.
These senior subordinated notes bore interest at a fixed annual rate of 13% per annum. Monthly interest payments of approximately $151,000 were originally to be paid through September 30, 2004. However, interest payments had not been made after November 2000, and as amended in connection with the Master Investment Agreement, all remaining principal, together with all unpaid interest as of November 15, 2001, were payable on February 28, 2005. On February 25, 2005 the maturity date of these notes was extended to February 28, 2007. Interest ceased to accrue on these notes effective November 15, 2001. This modification of terms was appropriately accounted for as a troubled debt restructuring and accordingly, the note balances were carried at their historical balances.
As a result of the share purchase agreement closed on March 31, 2006, the net proceeds were distributed to the debt holders pursuant to the Master Investment Agreement. The note holders received $13,593,000 in cash and 74,703 shares of Holdings.
The detachable stock warrants were exercisable into 542,166 shares of common stock at $.01 per share, at any time prior to the earlier of March 13, 2008 or six years after the senior subordinated notes were paid in full. These warrants previously provided these holders the right to require the Company to redeem them for fair value at any time after July 29, 2003. The Company re-valued the warrants at each reporting date, with a charge or credit recognized in the consolidated statements of operations. Given the terms of the Master Investment Agreement, the value of the Company’s common stock was deemed negligible. Consequently, as of January 1, 2006 the fair value of the warrants was reported as $300, the exercise price prepaid by the holders. The detachable stock warrants were cancelled in connection with the share purchase agreement on March 31, 2006.
Purchase Money Subordinated Notes
In connection with the Company’s purchase of Southeastern, the Company issued subordinated notes to the sellers that bore interest at a fixed rate of 8% per annum, payable quarterly. Quarterly principal payments were to commence June 2000, until paid in full, with any remaining balance due at maturity on July 2005. As part of the Master Investment Agreement, effective November 2001, the remaining notes no longer bore interest and were scheduled to mature July 29, 2005, or share in proceeds from a sale of the Company along with other subordinated note holders. This modification of terms was appropriately accounted for as a troubled debt restructuring and accordingly, the note balances continue to be carried at their historical balances. On February 25, 2005, the maturity date of these notes was extended to February 28, 2007.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As a result of the share purchase agreement closed on March 31, 2006, the net proceeds were distributed to these debt holders pursuant to the Master Investment Agreement. These note holders received $471,000 in cash and 2,588 shares of Holdings.
KRG Subordinated Notes
KRG is a related party and its affiliates and associates are investors in the Company. During 2001, KRG advanced working capital funds to the Company. These advances were non-interest bearing and were to mature February 5, 2005, or share in distributable proceeds from sale of the Company along with other holders of the Company’s subordinated debt. On February 25, 2005, the maturity date of these notes was extended to February 28, 2007.
As a result of the share purchase agreement closed on March 31, 2006, the net proceeds were distributed to KRG pursuant to the Master Investment Agreement. KRG received $1,460,000 in cash and 8,023 shares of Holdings.
NOTE I — INCOME TAXES
Income tax expense attributable to income from operations consists of the following for fiscal 2006, 2005 and 2004:

	Fiscal 2006
	Current	Deferred	Total
U.S. Federal	$—	$(1,521,000)	$(1,521,000)
State and local	274,000	(186,000)	88,000)

Total	$274,000	$(1,707,000)	$(1,433,000)

	Fiscal 2005
	Current	Deferred	Total
U.S. Federal	$159,000	$3,253,000	$3,412,000
State and local	118,000	102,000	220,000

Total	$277,000	$3,355,000	$3,632,000

	Fiscal 2004
	Current	Deferred	Total
U.S. Federal	$29,000	$1,446,000	$1,475,000
State and local	386,000	173,000	559,000

Total	$415,000	$1,619,000	$2,034,000

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Income tax expense attributable to income from operations for fiscal 2006, 2005 and 2004 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations as a result of state taxes, net of federal benefit, non-deductible expenses, primarily restricted compensation, entertainment expense, warrant liability valuation, recapitalization expense and FICA tip credits as shown in the following table:

	Fiscal
	2006	2005	2004
Tax computed at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal tax benefit	(146.3)	(0.6)	5.3
Mandatorily redeemable convertible preferred stock accretion and amortization	(498.2)	—	—
Warrant valuation	1,101.6	—	—
FICA tip credit, net	369.8	2.8	(6.3)
Restricted stock valuation	107.8	(58.5)	—
Stock issued to former shareholders of R&R Acquisition, Inc.	(248.9)	—	—
Reconciliation of tax return	348.0	—	—
Permanent differences and other	87.8	(7.7)	9.1

Effective Rate	1,155.6%	(30.0%)	42.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below as of:

	December 31,	January 1,
Deferred tax asset (liability):	2006	2006
Allowance for doubtful accounts	$164,000	$204,000
Net operating loss carry forwards	1,157,000	—
Other reserves	774,000	774,000

Deferred tax assets – current	2,095,000	978,000

AMT and FICA tip tax credit	3,282,000	2,589,000
Net operating loss carry forwards	1,791,000	1,327,000
Amortization of goodwill and other intangibles	3,323,000	4,277,000
Depreciation of property and equipment	144,000	(92,000)
Valuation allowance	(744,000)	(895,000)

Deferred tax assets – long term	7,796,000	7,206,000

Net deferred tax assets	$9,891,000	$8,184,000

As of December 31, 2006, the Company had federal net operating loss carry forwards of approximately $4,551,000 expiring in 2017 through 2026, which it expects to begin utilizing in fiscal 2007. The Company has state net operating loss carry forwards of approximately $16,586,000, which expire on various dates from 2010 through 2024. The FICA tip tax credits expire in 2018 through 2026.
The Company has established a valuation allowance against its net deferred tax assets as of December 31, 2006 and January 1, 2006, of $744,000 and $895,000, respectively. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets related to state net operating loss carry forwards should remain

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
subject to an allowance until it has forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. The $151,000 reduction in the valuation allowance in fiscal 2006 resulted from a state by state analysis of projected taxable income primarily in New York and New Jersey. There was no change in the valuation allowance for fiscal years 2005 or 2004.
NOTE J — STOCKHOLDERS’ EQUITY
Pursuant to the share purchase agreement, Holdings’ authorized capital stock consists of 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of mandatorily redeemable convertible preferred stock, par value $0.0001 per share.
Equity commitment and consideration
On February 28, 2007, in consideration for consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of our senior debt and amendment of our convertible notes, the Company has agreed to the following:
➢	Holdings will conduct an offering of at least $5 million of our common stock in a private placement or public offering to close no later than September 30, 2007. The common stock shall be issued for cash consideration.

➢	If Holdings has not closed the offering by September 30, 2007, the Company is obligated to call upon the commitments it has received from Howard Brill, President and CEO of Holdings, John Borer, Managing Director of Rodman & Renshaw and Charles Gwirtsman, Chairman of the Board of Holdings, also referred to as the stand-by purchasers, to purchase an aggregate of $3 million of our common stock on September 30, 2007.

➢	If the dollar amount of common stock sold after February 28, 2007 and prior to September 30, 2007 exceeds $2 million, the obligation of the stand-by purchasers will be reduced by the amount of such excess with such reduction being allocated among them in proportion to their respective purchase commitments.

➢	The purchase price for the shares of common stock to be purchased by each stand-by purchaser will be equal to the volume weighted average price per share of our common stock for the ten consecutive trading day period ending on September 29, 2007 as reported by Bloomberg (or, if Bloomberg terminates such reporting, then using such other reporting system as our board of directors may designate in good faith) on the primary national or regional securities exchange or quotation system on which our common stock is then listed or quoted; provided, that if Holdings has not conducted the offering in good faith using commercially reasonable efforts the purchase price for the shares shall be the higher of that price or $4.00 per share. The purchase price paid by the stand-by purchasers may be paid in cash, by delivery to us of our convertible notes held by such stand-by purchaser having an aggregate principal amount, including accrued interest, equal to the purchase price of the common stock to be so purchased, or a combination thereof, at the election of the stand-by purchaser making such payment.

➢	Holdings will issue to each stand-by purchaser a warrant to purchase one share of common stock for each share purchased by such stand-by purchaser at an exercise price equal to 120% of the price at which the common stock is purchased. The warrants will expire on the seventh anniversary of issuance; provided, however, that no warrants shall be issued with respect to

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
any portion of the common stock purchased by such stand-by purchasers through the surrender of convertible notes.
Series A Mandatorily Redeemable Convertible Preferred Stock
Holdings issued 12,750 shares of our Series A mandatorily redeemable convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. The preferred stock is classified as a liability due to the mandatory redemption features and recorded net of a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the contractual term of the instrument using the effective interest method at the premium rate. If not previously converted, the mandatorily redeemable convertible preferred stock is subject to mandatory redemption on March 31, 2013 at the conversion price then in effect plus a premium calculated at an annual rate of 8% from issuance to maturity. Upon liquidation, our preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum of the face amount, and will thereafter share ratably with our common stockholders in the distribution of our remaining assets. The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into an amount of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% from issuance to maturity, by a conversion price of $5.75 per share, subject to adjustment upon certain events. A stockholder may not convert our Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its Series A mandatorily redeemable convertible preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A mandatorily redeemable convertible preferred stock) or upon other specified events at a premium over the conversion price of the shares being redeemed. The terms of our senior credit facility prohibit the redemption of our preferred stock.
Following is a reconciliation of the Series A mandatorily redeemable convertible preferred stock:

	Principal	Discount	Net
Balance at issuance on March 31, 2006	$12,750,000	$(12,549,000)	$201,000
8% accretion	773,000	—	773,000
Amortization of discount	—	1,039,000	1,039,000

Balance at December 31, 2006	$13,523,000	$(11,510,000)	$2,013,000

Also on February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of our senior debt and amendment of our convertible notes, Holdings agreed to amended our certificate of designations, rights, and preferences of the Series A mandatorily redeemable convertible preferred stock to increase the premium paid on our preferred stock from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which Holdings has issued at least $5 million of common stock for cash or, if such common stock has not been issued by September 30, 2007, the date on which the stand-by-purchasers purchased an aggregate of $3 million of common stock, as described above. Before the amendment, the premium paid on our Series A mandatorily

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
redeemable convertible preferred stock was 8.0%, calculated without reference to our issuing additional common stock.
Warrants to purchase common stock
On March 31, 2006, Holdings issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. The Company also issued warrants to purchase our common stock to our placement agent in the recapitalization. The warrants may be exercised in a “cashless” manner, whereby a holder reduces the number of shares for which a warrant is exercisable by an amount of warrants with a market value (based on the market price of the common stock at the time of exercise) equal to the exercise price for the number of shares to be issued upon conversion of the warrant. In a cashless exercise, the Company will not receive any cash payment of the exercise price. A warrant holder may not exercise a warrant to purchase our common stock to the extent such exercise would cause such warrant holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
In connection with the repurchase of $5,744,000 principal amount of convertible notes at a discount on September 29, 2006; the Company reduced the number of shares underlying warrants by 91,904 at a warrant exercise price of $6.25 per share.
The following table sets forth the exercise price and expiration date of all warrants outstanding at December 31, 2006.

Number of Shares Underlying Warrants	Exercise Price	Expiration Date
388,096 *	$6.25	March 31, 2011
2,513,053	$6.00	March 31, 2013
393,365	$6.25	March 31, 2013

(* — includes 36,848 held by related parties)
Series C and D preferred stock
Prior to the share purchase agreement, and as amended in May 2002, GES’s authorized capital consisted of 10,000,000 shares of $.01 par value common stock, and 50,000,000 shares of $.01 par value preferred stock. The amendment designated 7,000,000 shares as Series C preferred stock, and 30,000,000 shares as Series D preferred stock.
The Series C and Series D preferred stockholders were entitled to vote with the common stock stockholders, however, not as a separate class. No specific provisions were made with respect to dividends on the preferred stock; however, no dividends may be paid on common stock for so long as any class of preferred stock is outstanding unless approved by the preferred stockholders. The relative priorities of the classes of equity securities to receive distributions of proceeds from an approved sale of the Company were also described in the Master Investment Agreement.
The redeemable preferred stock had been classified outside of stockholders’ equity as temporary equity. As a result of the impending share purchase agreement, the preferred stock was reclassified to a current

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
liability titled mandatorily redeemable preferred stock as of January 1, 2006 at an estimated fair market value of $28,897,000, offset by a reduction in additional paid in capital of $36,693,000 for the difference between the estimated liability and carrying value, pursuant to an interpretation of Emerging Issues Task Force, Topic D-98: Classification and Measurement of Redeemable Securities. The valuation was based upon an estimate of the proceeds as calculated pursuant to the Master Investment Agreement.
Following is a reconciliation of the number of shares issued of Series C and Series D preferred stock:

	Series C		Series D
	Amount	Shares	Amount	Shares	Total
Balance December 28, 2003	$5,705,000	5,704,518	$132,000	8,315,204	$5,837,000

Repurchase of 34,839 shares of Series C preferred stock	(37,000)	(34,839)	—	—	(37,000)

Issuance of 49,050 shares of Series C preferred stock in lieu of compensation	56,000	49,050	—	—	56,000

Balance January 2, 2005	5,724,000	5,718,729	132,000	8,315,204	5,856,000

Estimated fair value adjustment	16,549,000	—	6,492,000	—	23,041,000

Balance January 1, 2006	$22,273,000	5,718,729	$6,624,000	8,315,204	$28,897,000

As a result of the share purchase agreement closed on March 31, 2006, the net proceeds were distributed to Series C and Series D preferred stockholders pursuant to the Master Investment Agreement. Series C and Series D stockholders received $22,243,000 and $6,653,000 in cash and 869,426 and 2,070,371 shares of Holdings, respectively.
Stock Options
On November 13, 2006, the shareholders of Holdings approved the Global Employment Holdings, Inc. 2006 Stock Plan (“the 2006 Stock Plan”). The purpose of the 2006 Stock Plan is to: (i) promote the interests of the Company and its stockholders by strengthening Holding’s ability to attract, motivate and retain employees, officers, consultants and members of the board of directors; (ii) furnish incentives to individuals chosen to receive awards of Holding common stock under the plan because they are considered capable of responding by improving operations and increasing profits or otherwise adding value to Holding; and (iii) provide a means to encourage stock ownership and proprietary interest in Holding to valued employees, members of the board of directors and consultants upon whose judgment, initiative, and efforts the continued financial success and growth of our business largely depend.
The aggregate number of shares of common stock that may be issued, transferred or exercised pursuant to Awards under the 2006 Stock Plan will not exceed 2,100,000 shares of common stock, of which 1,750,000 shares may only be granted to employees and consultants and 350,000 shares may only be granted to non-employee directors. Awards under the 2006 Stock Plan may be stock options or stock grants.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The shares of common stock to be delivered under the 2006 Stock Plan will be made available, at the discretion of the board of directors or the compensation committee thereof, either from authorized but unissued common stock or from previously issued common stock reacquired by the Company, including shares of common stock purchased on the open market. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock hereunder, such shares shall again be available for issuance under the 2006 Stock Plan.
Awards may be granted to employees, directors and consultants of the Company or any of its subsidiaries in the sole discretion of the compensation committee. In determining the persons to whom awards shall be granted and the type of award, the committee shall take into account such factors as the committee shall deem relevant in connection with accomplishing the purposes of the 2006 Stock Plan. Each award will be evidenced by an agreement and may include any other terms and conditions consistent with the 2006 Stock Plan as the compensation committee may determine.
The term of each option shall be determined by the compensation committee but shall not exceed 10 years. Unless otherwise specified in an option agreement, options shall vest and become exercisable on the following schedule: 1/3 on the first annual anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date.
Each Option shall be designated as an incentive stock option (ISO) or a non-qualified option (NQO). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, that the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.
No options were granted or outstanding under the 2006 Stock Plan at December 31, 2006.
On February 14, 2007, the compensation committee of Holdings awarded an aggregate of 678,161 incentive stock options to certain of our employees and officers and an aggregate of 175,000 nonstatutory stock options to our non-employee directors under our 2006 Stock Plan. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $5, the closing quoted market price on February 14, 2007. The term of the options is 10 years. The options will vest and become exercisable on the following schedule: 1/3 upon grant, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date.
On March 14, 2007, the compensation committee of Holdings awarded 100,000 incentive stock options to the newly appointed chief operating officer (“COO”) under the 2006 Stock Plan. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $5.25, the closing quoted market price on March 14, 2007. The term of the options is 10 years. The options will vest and become exercisable on the following schedule: 1/3 upon the first anniversary, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date. The COO was awarded 34,125 nonstatutory stock options on February 14, 2007, as a director, under the 2006 Stock Plan. He will remain on our Board of Directors but has stepped down from the compensation and audit committees effective March 13, 2007. He has vested 11,375 of the 34,125 options granted to him. Holdings agreed to accelerate the vesting of 948 options, which is equal to the pro-rata number of options that would have vested between February 14, 2007 and March 13, 2007, and the remaining 21,802 options will be forfeited.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On March 21, 2007, the compensation committee of Holdings awarded 70,000 incentive stock options to an employee under the 2006 Stock Plan. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $5.25, the closing quoted market price on March 21, 2007. The term of the options is 10 years. The options will vest and become exercisable on the following schedule: 1/3 upon the first anniversary, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date.
Restricted Stock Plan
Historically, GES had granted common stock options to employees at a price equal to or greater than the estimated fair value of the stock on the date of grant. In May 2002, GES adopted the 2002 Restricted Stock Plan (the “2002 Stock Plan”). The 2002 Stock Plan provided for issuance of up to 3,000,000 shares of restricted common stock. The restricted shares were issued at the discretion of the compensation committee of the Board of Directors, and carry the terms outlined below. The 2002 Stock Plan was scheduled to terminate on the later of May 2012 or upon execution of an approved sale of the Company. All employees who held stock options were given one share of restricted common stock in exchange for the cancellation of each stock option (the Exchange). Employees were required to pay $.01 per share to affect the purchase of the restricted common shares and concurrent cancellation of the stock options. Effective with the creation of the 2002 Stock Plan, all previous stock option plans and all employee options were cancelled.
The restricted shares issued as part of the Exchange vested 16.68% immediately, with the remaining percentage vesting ratably (2.78% per month) over the following 2.5 year period. Additionally, these shares vested an additional 17% upon termination of an employee without cause. The restricted shares issued as incentive awards subsequent to the Exchange vest ratably over a 3-year period (2.75% per month). All restricted shares issued under the 2002 Stock Plan vested immediately upon execution of an approved sale of GES. Upon termination of an employee, GES had the option to repurchase all of the unvested restricted shares held by the employee for $.01 per share.
As of January 1, 2006, 1,563,340 shares were issued and outstanding under the 2002 Stock Plan. In connection with the share purchase agreement, an additional 436,660 restricted common shares were issued to management and employees, bringing the total restricted common shares outstanding to 2,000,000 at March 24, 2006, which were all exchanged for cash and shares of Holdings. The compensation expense associated with this issuance was included in selling, general and administrative expense in the consolidated statements of operations for fiscal 2005.
As a result of the share purchase agreement, the fair market value of $11,542,000 was classified as a current liability with a corresponding charge to compensation expense of $21,152,000, net of the basis pursuant to the provisions of SFAS 150, as of January 1, 2006. The valuation was based upon an estimate of the proceeds as calculated pursuant to the Master Investment Agreement.
Simultaneous with the share purchase agreement, the Company repurchased the restricted shares for an amount determined under the sales proceeds distribution schedule in the Master Investment Agreement and were allocated to individual employees based on their pro rata share of the shares issued under the 2002 Stock Plan. These stockholders received $11,624,000 in cash and 1,924,889 shares of common stock in Holdings. The 2002 Stock Plan was terminated upon the distribution.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Dividends
On February 3, 2005, the Board of Directors authorized a $7 million dividend payable to the stockholders of restricted common stock and Series C preferred stock at the time the dividend is paid. In March 2005, $700,000 was paid to the restricted common stockholders and $6.3 million was paid to the Series C stockholders based upon their pro rata share of the outstanding shares, which our then lender, Wells Fargo, approved.
Compensation
During fiscal 2004, the Company issued 300,000 shares of Series C preferred stock valued at $340,000 to various members of management in lieu of cash bonuses.
NOTE K — WARRANT AND CONVERSION FEATURE VALUATION
The Company applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in our convertible debt, mandatorily redeemable convertible preferred stock and common stock. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of our common stock, mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006. This will be adjusted quarterly to the estimated fair market value based upon then current market conditions.
During the first quarter of 2006, the Company recorded an initial valuation liability of $29,414,000, which represented a non-cash adjustment to the carrying value of the related financial instruments. As of December 31, 2006, the liability was valued at $25,408,000. The Company recorded the change in the estimated fair market value of the warrant liability of $1,634,000 as a reduction of interest expense in the consolidated statements of operations for fiscal 2006.
As a result of the retirement of convertible debt and related warrants, the Company reduced the warrant liability by $2,372,000. This amount is included in the gain on extinguishment of debt in the consolidated statements of operations for fiscal 2006.
The Company utilizes historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations.
For fiscal 2006, the following assumptions were utilized:

Average expected volatility	59.7%
Contractual term ranged from	4.25 to 7.0 years
Risk free rate	4.76%
Expected dividend rate	-0-

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE L — COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is not currently a party to any material litigation; however in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that Holdings insures against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employee benefits liability, staffing errors and omissions, employment practices, fiduciary liability, fidelity losses and director and officer liability. Management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Under the organizational documents, Holdings directors are indemnified against certain liabilities arising out of the performance of their duties to Holdings. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with Holdings or its subsidiaries. Holdings maximum exposure under these arrangements is unknown as this would involve future claims that maybe made against Holdings that have not occurred. However, based on experience, management expects the risk of loss to be remote.
Operating Leases
The Company is obligated under several operating leases for office space and certain office equipment expiring at various dates through 2019. Rent expense under operating leases for fiscal 2006, 2005 and 2004 was $1,693,000, $1,585,000 and $1,644,000, respectively.
As of January 1, 2006, future minimum lease commitments under noncancellable operating leases are as follows:

Fiscal Years
2007	$1,533,000
2008	938,000
2009	827,000
2010	489,000
2011 and thereafter	2,039,000

Total	$5,826,000

Certain leases contain purchase options, renewal options and escalation clauses. These contingent rent amounts are excluded from minimum rent until lease extensions are executed. Rent escalations, however, are reflected in the minimum rent and are included in the determination of total rent expense.
NOTE M — EMPLOYEE BENEFIT PLANS
The Company has adopted a 401(k) plan (the “Plan”) for the benefit of all eligible employees of the Company, as defined in the Plan Agreement. The Plan allows participants to make pretax contributions limited to amounts established by tax laws. The employee contributions and earnings thereon are always 100% vested, and the employers’ match, if made, vests ratably over a six-year period. The Company currently does not match employee contributions. Employees are eligible to participate in the Plan on the next entry date after turning age 21 and upon completion of at least

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1,000 hours of service. The Plan allows for hardship withdrawals and loans from participant accounts. All amounts contributed to the Plan are deposited into a trust fund administered by independent trustees.
Southeastern has adopted a 401(k) profit sharing plan (the “SE Plan”) for the benefit of all eligible employees, as defined in the plan agreement. The SE Plan is a defined contribution plan to which eligible employees may make voluntary contributions, on a before-tax basis, from 1 percent to 15 percent of their compensation during each year while they are a plan participant. Under the SE Plan, employees’ salary deferral contributions are limited to amounts established by tax laws. Participants are at all times fully vested in their salary deferral contributions to the SE Plan and the earnings thereon. All amounts contributed pursuant to the SE Plan are held in a trust and invested, pursuant to the participant’s election, in one or more investment funds offered by a third-party trustee. Employees are eligible to participate in the SE Plan on the next entry date after turning age 21 and upon completion of at least 1,000 hours of service in a consecutive 12-month period. Entry dates are the first day of each quarter. Service with a client company is credited for eligibility and vesting purposes under the SE Plan.
The SE Plan also offers the option of matching contributions to certain work-site employees under Section 401(m) of the Internal Revenue Code. Under this option, customer companies may elect to participate in the matching program, pursuant to which the customer companies contribute an annually determined percentage of the employee’s compensation each pay period. Participants vest in these matching contributions 20 percent per year beginning after one year of service, and are fully vested after six years of service. In addition, participants are fully vested in these matching contributions upon normal retirement (i.e., attainment of age 65) or death. Southeastern’s customers made matching contributions of approximately $392,000, $275,000 and $299,000 for work-site employees for fiscal 2006, 2005 and 2004, respectively.
NOTE N — RELATED PARTIES
The Company is renting administrative facilities from stockholders and current employees, and family members of officers of the Company. For fiscal 2006, 2005 and 2004, the Company paid rent expense to these related parties of $136,000, $354,000 and $495,000, respectively. In addition there was $188,000 of expense paid related to the buyout of a portion of a related party lease during fiscal 2004. As a result of the stock purchase agreement, a former related party is no longer classified as such.
Several of the holders of our convertible notes are directors, officers or employees of GES or its subsidiaries. The Company pays interest to all holders of the convertible notes pursuant to the terms of the loan documents.
The Company had a management consulting agreement with KRG, a company controlled by certain stockholders of GES. The Company received management, advisory and corporate structure services from KRG for an annual fee. KRG was also eligible for a bonus fee, based on performance thresholds, for each fiscal year, and fees related to acquisitions and divestitures completed by the Company. In November 2001, KRG agreed to waive and forgive amounts accrued as of that date. From November 2001 forward, management-consulting fees were charged based on assessments of the Company’s financial ability. During fiscal 2006, 2005 and 2004; $45,000, $180,000 and $90,000, respectively, in consulting fees were charged and such amounts were included in operating expenses in the consolidated statements of operations. In connection with the share purchase agreement this management agreement was terminated.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In 2001 certain of the management and debt and equity holders of the Company formed a limited liability company (the LLC) for the purpose of purchasing at a discount, certain senior debt of the Company. The Company then issued its Series C preferred stock to the LLC to retire the senior debt and related accrued interest. KRG was one of the members of the LLC, one of the senior subordinated note holders, and influenced the management of the Company through its management consulting agreement described above. In connection with the stock purchase agreement, the LLC partners were paid their share of the proceeds pursuant to the Master Investor Agreement and the LLC is no longer active.
NOTE O — SEGMENT INFORMATION
The Company’s business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. The Company’s temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. The Company’s direct hire placement practice group responds to the Company’s customer’s requests by finding suitable candidates from the Company’s national network of candidates across a broad range of disciplines. The Company’s professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. The Company’s employee leasing practice group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers compensation, employee benefit programs, and regulatory compliance. The Company’s operating segments are based on the type of services provided to clients. Staffing services are provided to clients throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total Company represents costs and assets of the corporate division. All revenue is earned within the United States.

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Segment information is as follows:

	Fiscal year
	2006	2005	2004
Staffing revenue	$95,135,000	$81,175,000	$70,055,000
PEO revenue	$33,609,000	$30,388,000	$27,071,000
Total company revenue	$128,790,000	$111,563,000	$97,126,000

Staffing depreciation	$116,000	$124,000	$141,000
PEO depreciation	$136,000	$106,000	$99,000
Total Company depreciation	$540,000	$519,000	$519,000

Staffing income before income taxes	$4,243,000	$7,881,000	$5,285,000
PEO income before income taxes	$4,877,000	$4,563,000	$2,945,000
Total company income (loss) before income taxes	$(124,000)	$(12,093,000)	$4,827,000

Staffing assets	$28,828,000	$23,506,000	$16,787,000
PEO assets	$31,618,000	$26,612,000	$18,659,000
Total company assets	$57,202,000	$52,920,000	$51,014,000

Staffing capital expenditures	$220,000	$103,000	$131,000
PEO capital expenditures	$146,000	$134,000	$164,000
Total capital expenditures	$686,000	$324,000	$556,000
NOTE P — SUBSEQUENT EVENTS
Acquisition
On February 28, 2007, Holdings closed the asset purchase agreement with Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and Cape Success LLC (collectively “Career Blazers”). Under the agreement, Holdings purchased substantially all of the property, assets and business of the parties to the agreement for an aggregate purchase price of $10,250,000, as adjusted based on the amount of net working capital of the purchased business. The purchase price consists of a cash payment of $9,000,000 at closing and a potential additional payment of $1,250,000 in November 2008 or January 2009 depending on when and if certain conditions, tied to the gross revenue received from the purchased business’ largest customer, are met. Holdings financed the purchase with the CapitalSource senior credit facility as previously discussed.
Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, provides temporary and permanent staffing and related services to clients in the northeastern region. The acquisition allows Holdings to expand our operations into these markets not previously served by us. The following factors were primary reasons that contributed to the estimated goodwill that will be recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base. The contingent payment will be allocated to the identifiable customer at the time the payment is made.
The preliminary condensed unaudited balance sheet of Career Blazers at February 25, 2007 is presented below. The Company is currently in the process of having a valuation of the identifiable

Global Employment Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
intangibles assets determined and is not currently able to estimate the allocation of such assets and the related deferred tax consequences at this time.

Current assets	$3,000
Property, plant and equipment	80
Goodwill and intangible assets	9,500

Total Assets acquired	12,580

Current liabilities	1,675
Long-term debt	—

Total liabilities assumed	1,675

Net assets acquired	$10,905

The results of operations of Career Blazers will be included in our consolidated financial statements beginning February 26, 2007.
NOTE Q — QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following summarizes unaudited quarterly operating results (all amounts in thousands, except per share data):

2006 Quarters	1st	2nd	3rd	4th
Revenues, net	$31,208	$33,411	$33,287	$30,884
Gross profit	$8,844	$9,710	$9,203	$8,962
Net income (loss)	$(1,691)	$1,330	$1,085	$585
Income (loss) available to common shareholders	$(1,691)	$1,330	$1,085	$585
Income (loss) per share:
Basic	$(.35)	$.22	$.18	$.10
Diluted	$(.35)	$.21	$.18	$.10

2005 Quarters	1st	2nd	3rd	4th
Revenues, net	$24,673	$26,476	$29,987	$30,427
Gross profit	$8,060	$8,539	$9,217	$8,554
Net income (loss)	$1,027	$1,436	$1,667	$(19,855)
Income (loss) available to common shareholders	$(5,273)	$1,436	$1,667	$(56,548)
Income (loss) per share:
Basic and diluted	$(.96)	$.26	$.30	$(11.48)
The staffing services segment is subject to seasonality. In light industrial services, customer demand for workers is usually higher between July and November each year. Demand recedes somewhat starting in late December through March. By emphasizing on-site management arrangements, the Company has been able to reduce the seasonality of our business.
The PEO services segment suffers far less from seasonal fluctuations with the exception of the first quarter of each year during which more new business is booked than during other times of the year.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Employment Holdings, Inc. Registrant
	By:	/s/ Howard Brill
April 17, 2007		Howard Brill
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17 th day of April, 2007.

Principal Executive Officer and Director:

/s/ Howard Brill
President and Chief Executive Officer and
Howard Brill	Director

Principal Financial and Accounting Officer:

/s/ Dan Hollenbach
Chief Financial Officer, Treasurer and
Dan Hollenbach	Secretary

Directors:

/s/ Luci Staller Altman Luci Staller Altman	Director

/s/ Charles Gwirtsman Charles Gwirtsman	Director

/s/ Richard Goldman Richard Goldman	Director

/s/ Steven List Steven List	Chief Operating Officer and Director

/s/ Jay Wells Jay Wells	Director

Exhibit Index

Exhibit #	Description	Reference
2.1	Plan of Merger between Global Merger Corp and Global Employment Solutions, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

3.1	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Global Employment Holdings, Inc.	Incorporated by reference to Item 3.1 in the Registrant’s Form 8-K filed March 6, 2007

3.2	Amended and Restated Certificate of Incorporation of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

Exhibit #	Description	Reference
3.3	Certificate of Designations, Preferences and Rights of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

3.4	Amended and Restated Bylaws of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.1	Form of Warrant issued under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.2	Form of Warrant issued under Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.3	Form of Warrant issued under Common Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.4	Registration Rights Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.5	Registration Rights Agreement under Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.6	Registration Rights Agreement under Common Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.6 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.7	Registration Rights Agreement, dated as of March 31, 2006, among Global Employment Holdings, Inc., R&R Investments I, LLC, Arnold P. Kling and Kirk M. Warshaw	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

4.8	Lock-Up Agreement, dated as of March 31, 2006, among Global Employment Holdings, Inc., R&R Investments I, LLC, Arnold P. Kling and Kirk M. Warshaw	Incorporated by reference to Exhibit 4.8 to the Registrant’s Form 8-K filed on April 4, 2006, as amended.

5.1	Opinion of Brownstein Hyatt & Farber, P.C. Regarding Legality of Securities Offered	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.1	Employment Agreement, dated as of March 14, 2007, between Global Employment Solutions, Inc. and Steven List	Incorporated by reference to Item 10.1 in the Registrant’s Form 8-K filed March 20, 2007

Exhibit #	Description	Reference
10.2	Asset Purchase Agreement, dated as of December 29, 2006, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and CapeSuccess LLC	Incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed January 5, 2007

10.3	Amendment to Asset Purchase Agreement, dated as of February 28, 2007, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc., and CapeSuccess LLC	Incorporated by reference to Item 10.2 in the Registrant’s Form 8-K filed March 6, 2007

10.4	Credit Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Inc., Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, as administrative agent for the lenders, and the lenders from time to time parties hereto	Incorporated by reference to Item 10.3 in the Registrant’s Form 8-K filed March 6, 2007

10.5	Subordination Agreement, dated as of February 28, 2007, by and among Whitebox Convertible Arbitrage Partners, L.P., for itself and in its capacity as collateral agent for the subordinated creditors, Radcliffe SPC, Ltd., for and on behalf of the Class A Convertible Crossover Segregated Portfolio, Magnetar Capital Master Fund, Ltd., Guggenheim Portfolio XXXI, LLC, Pandora Select Partners, LP, Whitebox Intermarket Partners, LP, Context Advantage Master Fund, L.P., on behalf of itself, Context Advantage Fund, LP, f/k/a Context Convertible Arbitrage Fund, L.P., and Context Offshore Advantage Fund, Ltd., f/k/a Context Convertible Arbitrage Offshore, Ltd., Context Opportunistic Master Fund, L.P., Gwirtsman Family Partners, LLC, Luci Altman, Gregory Bacharach, Howard Brill, Richard Goldman, Daniel Hollenbach, Terry Koch, Michael Lazrus, Steven List, Kenneth Michaels, Steven Pennington, Fred Viarrial, and Jay Wells, for the benefit of CapitalSource Finance LLC, for itself and as agent for the lenders now or hereafter existing under the Credit Agreement	Incorporated by reference to Item 10.4 in the Registrant’s Form 8-K filed March 6, 2007

10.6	Security Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Inc., Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, in its capacity as agent for the lender parties	Incorporated by reference to Item 10.5 in the Registrant’s Form 8-K filed March 6, 2007

10.7	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Holdings, Inc.	Incorporated by reference to Item 10.6 in the Registrant’s Form 8-K filed March 6, 2007

10.8	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Solutions, Inc.	Incorporated by reference to Item 10.7 in the Registrant’s Form 8-K filed March 6, 2007

10.9	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Southeastern Staffing, Inc.	Incorporated by reference to Item 10.8 in the Registrant’s Form 8-K filed March 6, 2007

10.10	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Excell Personnel Services Corporation	Incorporated by reference to Item 10.9 in the Registrant’s Form 8-K filed March 6, 2007

10.11	First Amendment to Senior Secured Convertible Notes, dated as of February 28, 2007, by and among Global Employment Holdings, Inc. and the holders of Global Employment Holdings, Inc. senior secured convertible notes	Incorporated by reference to Item 10.10 in the Registrant’s Form 8-K filed March 6, 2007

Exhibit #	Description	Reference
10.12	Letter from Global Employment Holdings, Inc., dated February 28, 2007, to holders of the senior convertible notes and the Series A convertible preferred stock regarding commitment to issue equity	Incorporated by reference to Item 10.11 in the Registrant’s Form 8-K filed March 6, 2007

10.13	Asset Purchase Agreement, dated as of December 29, 2006, between Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and CapeSuccess LLC	Incorporated by reference to Item 10.1 in the Registrant’s Form 8-K filed January 5, 2007

10.14	Amended and Restated Employment Agreement, dated as of January 2, 2007, between Global Employment Solutions, Inc. and Terry Koch	Incorporated by reference to Item 10.2 in the Registrant’s Form 8-K filed January 5, 2007

10.15	Global Employment Holdings, Inc. 2006 Stock Plan	Incorporated by reference to Item 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed November 15, 2006

10.16	Convertible Note and Warrant Sale Agreement, dated as of September 28, 2006, between Amatis Limited, Global Employment Holdings, Inc. and the purchasers named in Schedule I thereto	Incorporated by reference to Item 10.1 in the Registrant’s Form 8-K filed October 4, 2006

10.17	First Amendment to Notes Securities Purchase Agreement, dated as of September 28, 2006, by and among Global Employment Holdings, Inc., Global Employment Solutions, Inc., and the investors listed on the signature pages thereto	Incorporated by reference to Item 10.2 in the Registrant’s Form 8-K filed October 4, 2006

10.18	First Amendment to Security Agreement, Pledge Agreement and Guaranty, dated as of September 28, 2006, by and among Global Employment Holdings, Inc. Global Employment Solutions, Inc., various subsidiaries of Global Employment Solutions, Inc., Amatis Limited and Whitebox Convertible Arbitrage Partners, LP	Incorporated by reference to Item 10.3 in the Registrant’s Form 8-K filed October 4, 2006

10.19	First Amendment to Amended and Restated Credit and Security Agreement, dated as of September 26, 2006, by and among Wells Fargo Bank, National Association, Global Employment Solutions, Inc. and various subsidiaries	Incorporated by reference to Item 10.4 in the Registrant’s Form 8-K filed October 4, 2006

10.20	Amended and Restated Credit and Security Agreement among Wells Fargo Bank, National Association, Global Employment Solutions, Inc. and various subsidiaries	Incorporated by reference to Exhibit 10.19 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.21	Fifth Amended and Restated Revolving Promissory Note under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.20 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.22	First Amended and Restated Term Note under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.23	Form of Pledge Agreement under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.24	Form of Patent and Trademark Security Agreement under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.25	Form of Copyright Security Agreement under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.24 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

Exhibit #	Description	Reference
10.26	Amendment to Guarantor Documents under Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 filed on July 26, 2006

10.27	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Howard Brill	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registrant’s Form 8-K filed on July 25, 2006

10.28	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Dan Hollenbach	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Registrants Form 8-K filed on July 25, 2006

10.29	Amended and Restated Employment Agreement, dated July 15, 2006, among Global Employment Solutions, Inc. and Stephen Pennington	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Registrant’s Form 8-K filed on July 25, 2006

10.30	Form of Share Purchase Agreement among Global Employment Solutions, Inc., Global Employment Holdings, Inc. and the shareholders of Global Employment Solutions, Inc. signatory thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.31	Notes Securities Purchase Agreement, dated as of March 31, 2006, among Global Employment Solutions, Inc. and the investors listed on the Schedule of Buyers attached thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.32	Joinder Agreement of Global Employment Holdings, Inc. to Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.33	Form of Note under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.34	Guaranty under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.35	Pledge Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.36	Security Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

Exhibit #	Description	Reference
10.37	Subordination Agreement under Notes Securities Purchase Agreement	Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.38	Preferred Stock Securities Purchase Agreement, dated as of March 31, 2006, among Global Employment Solutions, Inc. and the investors listed on the Schedule of Buyers attached thereto	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.39	Joinder Agreement of Global Employment Holdings, Inc. to Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.40	Common Stock Securities Purchase Agreement, dated as of March 31, 2006, among Global Employment Solutions, Inc. and the investors listed on the Schedule of Buyers attached thereto	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.41	Joinder Agreement of Global Employment Holdings, Inc. to Common Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.42	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.43	Form of Noncompetition Agreement	Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.44	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Howard Brill	Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.45	Amended and Restated Employment Agreement, dated July 15, 2006, between Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Dan Hollenbach	Incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.46	Non-Disclosure, Non-Competition, Arbitration and Employment Agreement, dated April 4, 2001, among Global Employment Solutions, Inc., Southeastern Staffing, Inc. and Robert Larkin	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

Exhibit #	Description	Reference
10.47	Amended and Restated Employment Agreement, dated July 15, 2006, among Global Employment Solutions, Inc. and Stephen Pennington	Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.48	Form of Guaranty under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults and Amended and Restated Credit and Security Agreement	Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.49	Form of Security Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2006 (File No. 000-51737), as amended.

10.50	Form of Pledge Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed on July 25, 2006, as amended.

10.51	Form of Patent and Trademark Security Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed on July 25, 2006, as amended

10.52	Form of Copyright Security Agreement under Fifth Amendment to Credit and Security Agreement and Waiver of Defaults	Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed on July 25, 2006, as amended

10.53	Sublease Agreement, dated as of March 23, 2006, among Continental Casualty Company and Global Employment Solutions, Inc.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed on July 10, 2006, as amended

10.54	Form of Employment Agreement for Consulting and Temporary Employees in Chicago, IL	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.55	Form of Employment Agreement for Permanent Employees in Chicago, IL	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.56	Form of Employment Agreement for Consulting and Temporary Employees in Hauppauge, NY	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.57	Form of Employment Agreement for Permanent Employees in Hauppauge, NY	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.58	Form of Employment Agreement for Consulting and Temporary Employees in Bala Cynwyd, PA	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.59	Form of Employment Agreement for Permanent Employees in Bala Cindy, PA	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.60	Form of Confidentiality, Noncompetition and Nonsolicitation Agreement	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

10.61	Form of Confidentiality, Noncompetition and Nonsolicitation Agreement (Southeastern Companies, Inc.)	Incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Registration Statement on Form S-1 filed on June 20, 2006

Exhibit #	Description	Reference
16.62	Engagement Letter for Placement Agent Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on May 1, 2006

14.1	Code of Conduct of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended

14.2	Audit Committee Charter of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended

14.3	Compensation Committee Charter of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed on April 4, 2006, as amended

21.1	List of subsidiaries of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed on May 1, 2006

23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith.

23.2	Consent of Preferred Insurance Capital Consultants, LLC	Filed herewith.

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

32.1	Certification of Howard Brill, Chief Executive Officer and President and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	, Filed herewith.