Form 10-Q
period 2007-04-01
Global Employment Holdings, Inc.
filed 2007-05-11
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 1, 2007, the total number of outstanding shares of our Common Stock ($.0001 par value) was 6,023,442.

GLOBAL EMPLOYMENT HOLDINGS, INC.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	April 1,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$371,000	$58,000
Accounts receivable, net	27,212,000	23,478,000
Deferred income taxes	2,250,000	2,095,000
Prepaid expenses and other current assets	3,728,000	2,603,000

Total current assets	33,561,000	28,234,000

Property and equipment, net	1,264,000	1,168,000
Deferred income taxes	7,834,000	7,796,000
Other assets, net	1,989,000	1,256,000
Intangibles	7,211,000	—
Goodwill	19,523,000	18,748,000

Total assets	$71,382,000	$57,202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdrafts	$1,477,000	$2,176,000
Accounts payable	308,000	614,000
Accrued liabilities	24,202,000	19,542,000
Current portion of long-term debt	3,500,000	2,903,000
Line of credit	10,761,000	9,049,000

Total current liabilities	40,248,000	34,284,000

Warrant liability	22,291,000	24,496,000
Warrant liability due to related parties	837,000	912,000
Long-term debt, net of unamortized discount of $8,569,000 and $9,019,000 for fiscal 2007 and 2006, respectively	21,885,000	13,781,000
Long-term debt due to related parties, net of unamortized discount of $899,000 and $946,000 for fiscal 2007 and 2006, respectively	1,403,000	1,357,000
Mandatorily redeemable preferred stock, net of unamortized discount of $11,151,000 and $11,510,000 for fiscal 2007 and 2006, respectively	2,645,000	2,013,000

Total liabilities	89,309,000	76,843,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,122 issued, 6,023,442 outstanding	1,000	1,000
Treasury Stock, at cost, 6,680 shares in fiscal 2007 and 2006	—	—
Additional paid in capital	24,483,000	23,760,000
Accumulated deficit	(42,411,000)	(43,402,000)

Total stockholders’ equity (deficit)	(17,927,000)	(19,641,000)

Total liabilities and stockholders’ equity (deficit)	$71,382,000	$57,202,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended
	April 1,	April 2,
	2007	2006

REVENUES, net	$36,621,000	$31,208,000
COST OF SERVICES	26,444,000	22,364,000

GROSS PROFIT	10,177,000	8,844,000

OPERATING EXPENSES
Selling, general and administrative	8,717,000	7,476,000
Depreciation and amortization	343,000	153,000

Total operating expenses	9,060,000	7,629,000

OPERATING INCOME	1,117,000	1,215,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(2,192,000)	(115,000)
Fair market valuation of warrant liability	2,280,000	—
Other income (expense)	(395,000)	(3,089,000)

Total other income (expense)	(307,000)	(3,204,000)

INCOME (LOSS) BEFORE INCOME TAXES	810,000	(1,989,000)

INCOME TAX (BENEFIT) EXPENSE	(181,000)	(298,000)

NET INCOME (LOSS)	$991,000	$(1,691,000)

Basic and diluted earnings (loss) per share of common stock	$0.16	$(0.35)

Weighted average number of basic and diluted common shares outstanding	6,023,442	4,890,317
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended April 1, 2007

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at December 31, 2006	$—	—	$1,000	6,030,122	$—	(6,680)	$23,760,000	$(43,402,000)	$(19,641,000)
Issuance of stock options	—	—	—	—	—	—	723,000	—	723,000
Net income	—	—	—	—	—	—	—	991,000	991,000

Balances at April 1, 2007	$—	—	$1,000	6,030,122	$—	(6,680)	$24,483,000	$(42,411,000)	$(17,927,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended
	April 1,	April 2,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$991,000	$(1,691,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	136,000	136,000
Amortization of intangible assets and other assets	207,000	17,000
Amortization of debt discount and issuance costs	628,000	21,000
Bad debt expense	110,000	177,000
Deferred taxes	(193,000)	(368,000)
Restricted common stock compensation expense	—	80,000
Issuance of common stock to KRG Colorado, LLC for services	—	250,000
Issuance of common stock to former shareholders of R&R Acquisition I, Inc.	—	905,000
Offering costs	—	(1,049,000)
Accretion of preferred stock	273,000	9,000
Amortization of warrant discount on preferred stock	359,000	10,000
Stock option compensation expense	723,000	—
Fair market valuation of warrant liability	(2,280,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(942,000)	(2,181,000)
Prepaid expenses and other	(1,143,000)	2,000
Accounts payable	(367,000)	(183,000)
Income taxes payable	—	2,000
Accrued expenses and other liabilities	3,048,000	5,309,000

Net cash flows provided by operating activities	1,550,000	1,446,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(162,000)	(75,000)
Acquisition of Career Blazers, net of cash and cash equivalents acquired	(9,600,000)	—

Net cash flows (used in) investing activities	(9,762,000)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(700,000)	(543,000)
Net borrowings on revolving credit facility	1,712,000	5,732,000
Borrowings on term note	12,000,000	5,000,000
Repayments of term note	(3,750,000)	—
Proceeds from convertible debt	—	30,000,000
Debt issuance costs	(737,000)	(1,508,000)
Reduction of KRG subordinated note	—	(1,460,000)
Reduction of shareholder subordinated debt	—	(14,064,000)
Issuance of preferred stock	—	12,750,000
Issuance of common stock	—	4,250,000
Repurchase of preferred stock and restricted common stock	—	(40,520,000)

Net cash flows provided by (used in) financing activities	8,525,000	(363,000)

Net increase in cash and cash equivalents	313,000	1,008,000
Cash and cash equivalents, beginning of period	58,000	138,000

Cash and cash equivalents, end of period	$371,000	$1,146,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$158,000	$68,000

Cash paid during the period for interest	$897,000	$61,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The consolidated condensed balance sheet as of December 31, 2006 presented herein, has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.
Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended April 1, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.
Global Employment Holdings, Inc. was formed in Delaware in 2004. On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solution’s, or GES, outstanding equity securities. Also on March 31, 2006, GES entered into a merger agreement with a wholly owned subsidiary of ours, resulting in GES being 100% owned by us. We did not have any operations before March 31, 2006. The share exchange and merger was treated as a recapitalization of GES for financial accounting purposes. In connection with the recapitalization of GES, we issued convertible notes and warrants, convertible preferred stock and warrants, and common stock and warrants in private placements. As such, for all disclosures referencing shares authorized and issued, shares reserved for issuance, per share amounts and other disclosures related to equity, amounts have been retroactively restated to reflect share quantities as if the exchange of GES shareholders had occurred at the beginning of the periods presented as altered by the terms of the share purchase agreement.
Effective February 25, 2007, Holdings closed the asset purchase agreement with Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and Cape Success LLC, collectively referred to as Career Blazers. Under the agreement, Holdings purchased substantially all of the property, assets and business of Career Blazers. The acquisition of the assets was done through our wholly-owned subsidiary, Friendly Advanced Software Technology, Inc.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s consolidated financial statements include PEO unbilled accounts receivable, allowance for doubtful accounts, workers’ compensation liabilities, stock options, warrant valuation and income taxes. In particular, the accrual for the large deductible workers compensation insurance program is based on estimates and actuarial assumptions. Additionally, the valuation of the warrant liability and stock options uses the Black-Scholes model based upon interest rates, stock prices, maturity estimates and volatility factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Fiscal Periods
The Company’s fiscal year is based on a 52/53-week cycle ending on the Sunday closest to each calendar year end. For the three months in fiscal 2007 and 2006, the Company had 13 week periods.
Consolidation
The consolidated condensed financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Cash and Cash Equivalents
Our policy is to invest any cash in excess of operating requirements in highly liquid, income-producing investments. We consider such investments with maturities of three months or less at the time of purchase to be cash equivalents.
Financial Instruments
The Company does not believe that its financial instruments, primarily cash and cash equivalents, and accounts receivable are subject to significant concentrations of credit risk. The Company’s cash periodically exceeds the FDIC limits on insured balances. Maintaining deposits with major banks mitigates this risk. Credit is extended based on an evaluation of the customer’s financial condition and, if necessary, a deposit or some other form of collateral or guarantee is obtained. Credit losses have generally been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers and their dispersion across many different industries and geographic locations nation-wide. The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value as of April 1, 2007 because of the short maturity of these items. The fair value of the Company’s debt instruments approximates the carrying value as of April 1, 2007 and December 31, 2006 based on current rates available to the Company for debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock as well as stock options issued to employees and directors are valued at estimated fair market value utilizing a Black-Scholes option pricing model.
Revenue Recognition
Our PEO revenues consist of amounts received or receivable under employee leasing client service agreements. Amounts billed to PEO clients include actual wages of employees dedicated to each work-site and related payroll taxes paid by us, a contractual administrative fee, and workers compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to clients for workers compensation coverage and unemployment insurance for the leased employees and the actual cost of the insurance to us. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record PEO revenues net, having determined that this better reflects the substance of the transactions between us and our PEO clients. We believe this provides greater comparability to the financial results within the industry. In addition, we believe it will better focus us on, and allow investors to better understand, the financial results of our business. Revenues relating to earned but unpaid wages of work-site employees at the end of each period are recognized as unbilled accounts receivable and revenues, and the related direct payroll costs are accrued as earned by the work-site employees. Subsequent to the end of each period, such wages are paid and the related revenue is billed.
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
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Basic and diluted shares outstanding were the same for the three month periods in fiscal 2007 and 2006 as there were no potential dilutive shares outstanding during the period. Outstanding warrants and other dilutive securities to purchase 9,392,856 and 10,403,800 shares of common stock for the quarters ended April 1, 2007 and April 2, 2006, were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Workers’ Compensation
On August 1, 2002, the Company entered into guaranteed cost policies with minimal loss retention for workers compensation coverage in the states in which it operates. Under these policies, the Company is required to maintain refundable deposits of $2,007,000, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets as of April 1, 2007 and December 31, 2006. Additionally, the Company is required to maintain a letter of credit in the amount of $300,000. It is expected that this will be released in the second quarter of fiscal 2007.
The Company had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of April 1, 2007, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. Our policy is to use our estimated undiscounted workers’ compensation claims associated with our large deductible insurance program when determining our obligation thereunder. Workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. The loss estimates are based on several factors including our current experience, industry averages, relative health care costs, regional influences and other factors. These estimates are continually reviewed by the Company’s risk management department, and annually by an independent actuary, and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates. As of April 1, 2007 and December 31, 2006, the estimated claims under this program were $2,037,000, and are reported within accrued liabilities in the accompanying consolidated condensed balance sheets.
Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts of $840,000 and $431,000 at April 1, 2007 and December 31, 2006, respectively. The increase was primarily due to the addition of the Career Blazer allowance.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,888,000 and $2,849,000 at April 1, 2007 and December 31, 2006, respectively.
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
Goodwill and Identifiable Intangible Assets
Pursuant to Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, (SFAS 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. Pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of April 1, 2007. Goodwill was $19,523,000 and $18,478,000 at April 1, 2007 and December 31, 2006, respectively. Identifiable intangible assets were $7,211,000 net of $207,000 of accumulated amortization at April 1, 2007. The increase in goodwill and the identifiable intangible assets are described in Note 9.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS 159 — The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157 — Fair Value Measurements. The Company is currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS 157 — Fair Value Instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value instruments, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with certain exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. The Company adopted FIN 48 effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations.
In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (EITF 06-03) relates to the classification of certain sales, value added and excise taxes within the income statement. The Task Force reached a tentative conclusion that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. This EITF became effective for us in the first quarter of our fiscal year 2007. We report taxes gross and such amounts are not significant to our consolidated net revenues.
In March 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS 155 had no impact on our consolidated financial position or results of operations.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
3. Bank Debt
In connection with the share purchase agreement and recapitalization on March 31, 2006, the Company and its subsidiaries amended the Credit and Security Agreement with Wells Fargo Bank (“Wells Fargo”) for revolving credit borrowings and letters of credit collateralized by the Company’s accounts receivable and increased its borrowing capacity to $20 million, including up to $5.0 million borrowing under a term facility. The term of the agreement was to expire in July 2009. The agreement included various financial and other covenants with which the Company had to comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, annual capital expenditure limitations and restrictions on the payment of dividends. The Company was in default of its loan covenants as of December 31, 2006 with regard to the minimum net income and net worth requirements. There was no impact of the covenant violation on our operations due to the payoff of the Wells Fargo debt and the new credit security agreement outlined below.
In conjunction with the new senior credit facility described below, all outstanding debt with Wells Fargo was paid in full on February 28, 2007 and the Wells Fargo credit and security agreement was terminated. In connection with the pay off of the Wells Fargo facility the Company collateralized two letters of credit in the total amount of $525,085 with $554,000 of cash. Outstanding borrowings on the revolving line of credit at December 31, 2006 were $9,049,000.
In connection with the asset purchase agreement of Career Blazers, on February 28, 2007, the Company and its subsidiaries entered into a new Credit and Security Agreement (“the facility”) with CapitalSource Finance, LLC (“CapitalSource”). The facility provides for a revolving line of credit and letters of credit collateralized by the Company’s accounts receivable, with a borrowing capacity of $18.0 million, limited to 85% of eligible billed accounts receivable and 49% of unbilled accounts receivable. Interest on the line of credit is payable at prime rate plus 2.25% or the applicable 30, 60 or 90 day LIBOR plus 3.5% (8.84% upon funding and at April 1, 2007). A fee of 0.5% per annum is payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 is charged. In addition, the facility provides for up to $12.0 million borrowing under the term note. The term note bears interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0% (10.34% upon funding and at April 1, 2007). Quarterly payments of $875,000 on the term note are payable beginning June 30, 2007. At April 1, 2007 the outstanding balance of the term note and the line of credit were $12,000,000 and $10,761,000, respectively. The borrowing availability under the revolving facility was $2,811,000 at April 1, 2007. The term of the facility expires in December 2010. The facility includes various financial and other covenants with which the Company must comply in order to maintain borrowing availability and avoid penalties, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the facility contains a provision that allows the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurs.
4. Convertible Notes
On March 31, 2006, we issued $30 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%. The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events.
If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium over the principal amount of notes being redeemed. We may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If we so redeem the notes, we must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which we must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of April 1, 2007, we were in compliance with this covenant.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
On September 28, 2006, we repurchased $5,744,000 principal amount of convertible notes plus all accrued interest for $4,997,000, (convertible into 919,040 shares of our common stock) which included warrants to purchase 91,904 shares of our common stock at $6.25 per share. Additionally, certain officers and directors of the Company purchased $2,303,000 principal amount of convertible notes plus all accrued interest for $2,004,000, which included warrants to purchase 36,848 shares of our common stock at $6.25 per share.
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
5. Stockholders’ Equity
Preferred stock
We issued 12,750 shares of our Series A convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. The preferred stock is classified as a liability net of a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the conversion price then in effect plus a premium calculated at an annual rate of 8% from issuance to maturity. Upon liquidation, our preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum of the face amount, and will thereafter share ratably with our common stockholders in the distribution of our remaining assets. The Series A preferred stock is convertible at a holder’s option at any time into an amount of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% from issuance to maturity, by a conversion price of $5.75 per share, subject to adjustment upon certain events. A stockholder may not convert our Series A convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require us to redeem its Series A preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A preferred stock) or upon other specified events at a premium over the conversion price of the shares being redeemed. The terms of our senior credit facility prohibit the redemption of our preferred stock.
On February 28, 2007, in consideration for consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of our senior debt and amendment of our convertible notes, the Company has agreed to the following:
•
Holdings will conduct an offering of at least $5 million of our common stock in a private placement or public offering to close no later than September 30, 2007. The common stock shall be issued for cash consideration.

•
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

•
If the dollar amount of common stock sold after February 28, 2007 and prior to September 30, 2007 exceeds $2 million, the obligation of the stand-by purchasers will be reduced by the amount of such excess with such reduction being allocated among them in proportion to their respective purchase commitments.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
•
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

•
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

Also on February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of our senior debt and amendment of our convertible notes, Holdings agreed to amended our certificate of designations, rights, and preferences of the Series A mandatorily redeemable convertible preferred stock to increase the premium paid on our preferred stock from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which Holdings has issued at least $5 million of common stock for cash or, if such common stock has not been issued by September 30, 2007, the date on which the stand-by-purchasers purchased an aggregate of $3 million of common stock, as described above. Before the amendment, the premium paid on our Series A mandatorily redeemable convertible preferred stock was 8.0%, calculated without reference to our issuing additional common stock.
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
In connection with the repurchase of $5,744,000 principal amount of convertible notes at a discount, we reduced the number of shares underlying warrants by 91,904 shares of our common stock at $6.25 per share.
The following table sets forth the exercise price and expiration date of these warrants.

Number of Shares Underlying warrants	Exercise Price	Exercise Date
388,096*	$6.25	March 31, 2011
2,513,053	$6.00	March 31, 2013
393,365	$6.25	March 31, 2013
(* — includes 36,848 held by related parties)

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features using a Black-Scholes option pricing model. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the first quarter of 2006, we recorded an initial valuation liability of $29,414,000, which represented a non-cash adjustment to the carrying value of the related financial instruments. During the fiscal quarter ended April 1, 2007 we decreased the warrant liability by $2,280,000. This amount was recorded as an adjustment to interest expense.
7. Income Taxes
We have established a valuation allowance of $845,000 against our net deferred tax assets as of April 1, 2007 and December 31, 2006. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. We determined that the net deferred tax assets related to certain state net operating loss carry forwards should remain subject to an allowance until we have forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the three months of fiscal 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of warrants, accretion and amortization related to preferred stock, stock option expense, amortization of goodwill and FICA tip credits.
8. Stock Options
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
The compensation cost that has been charged against income for this plan was $723,000 for the fiscal quarter ended April 1, 2007. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the fiscal quarter ended April 1, 2007.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. We base our estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. We will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to us or until we have sufficient information available to utilize our own stock volatility. The Company uses historical data to estimate employee termination within the valuation model; separate groups of employees that have similar historical termination behavior are considered separately for valuation purposes.
The Company granted equity share options that have the following basic characteristics:
•	The stock options are granted at-the-money;
•	Exercisability is conditional only on performing service through the vesting date;
•	If an employee terminates service prior to vesting, the employee would forfeit the stock options;
•	If an employee terminates service after vesting, the employee would have a limited time to exercise the stock options (typically 30-90 days); and
•	The stock options are nontransferable and nonhedgeable.
•	The Company utilizes the Black-Scholes-Merton closed-form model for valuing its employee stock options.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
These types of options are commonly referred to as “plain vanilla”. Staff accounting bulletin 107, issued by the SEC, states that it is allowable for an entity that chooses not to rely on its historical exercise data may find that certain alternative information, such as exercise data relating to employees of other companies, is not easily obtainable. As such, in the short term, some companies may encounter difficulties in making a refined estimate of expected term. Accordingly, it is acceptable to utilize the following “simplified” method for “plain vanilla” options consistent with those in the fact set above: expected term = ((vesting term + original contractual term) / 2). More detailed information about exercise behavior will, over time, become readily available to companies. As such, this simplified method can be used for share option grants until December 31, 2007, as more detailed information should be widely available by then.
The Company has elected to use the “plain vanilla” method to estimate expected term, and has applied it consistently to all “plain vanilla” employee share options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We believe these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
A summary of option activity under the 2006 Stock Plan as of April 1, 2007, and changes during the quarter then ended is presented below:

			Weighted Avg.
		Weighted Avg.	Remaining	Weighted Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 12/31/2006	Stock Options	Price	Life	Fair Value	Value
Outstanding	—	$—	—	$—	$—
Vested	—	—	—	—	—
Nonvested	—	—	—	—	—

Period Activity
Issued	1,023,161	$5.04	—	$2.66	—
Vested	285,335	5.00	9.88	2.62	$71,334
Exercised	—	—	—	—	—
Forfeited	21,802	5.00	—	2.62	—
Expired	—	—	—	—	—

As of 4/1/2007

Vested	285,335	$5.00	9.88	$2.62	$71,334
Nonvested	716,024	5.06	9.91	2.68	136,506
Outstanding	1,001,359	$5.04	9.90	$2.67	$207,840

Weighted Avg.
Outstanding:		Weighted Avg.	Remaining
Range of	Stock Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life
$5.00 - $5.25	1,001,359	$5.04	9.90

Exercisable:		Weighted Avg.
Range of	Stock Options	Exercise
Exercise Prices	Exercisable	Price
$5.00 - $5.25	285,335	$5.00

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Assumptions:

	Fiscal 2007
Expected Volatility	51.6% - 52.3%
Weighted-Average Volatility	51.72%
Expected Dividends	0.00%
Expected Term (In years)	5.5 - 6.0
Risk-Free Interest Rate	4.67%

Total intrinsic value of options exercised:		$-0-
Total fair value of shares vested:		$748,620
As of April 1, 2007, there was $1,791,000 of unrecognized compensation cost related to nonvested shares granted under the 2006 Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.51 years utilizing the straight line method adjusted for actual and expected nonvested forfeitures.
9. Acquisition
On February 28, 2007, Holdings closed the asset purchase agreement with Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and Cape Success LLC (collectively “Career Blazers”). Under the agreement, Holdings purchased substantially all of the property, assets and business of the parties to the agreement for an aggregate purchase price of $10,250,000, as adjusted based on the amount of net working capital of the purchased business. The purchase price consists of a cash payment of $9,000,000 at closing and a contingent payment of $1,250,000 in November 2008 or January 2009 depending on when and if certain conditions, tied to the gross revenue received from the purchased business’ largest customer, are met. Holdings financed the purchase with the CapitalSource senior credit facility as previously discussed.
Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, provides temporary and permanent staffing and related services to clients in the northeastern region. The acquisition allows Holdings to expand our operations into these markets not previously served by us. The following factors were primary reasons that contributed to the estimated goodwill and intangible assets that will be recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base. The contingent payment will be allocated to the identifiable customer at the time the payment is made.
The preliminary condensed unaudited balance sheet of Career Blazers at February 25, 2007 is presented below. The Company is currently in the process of completing a valuation of the identifiable intangible assets, completing an audit of Career Blazers and determining the final working capital adjustment, if any. The allocation of such assets and the related deferred tax consequences, if any, may change.

Current assets	$2,978,000
Property and equipment, net	72,000
Other assets	19,000
Intangible assets	7,418,000
Goodwill	775,000

Total assets acquired	11,262,000

Current liabilities	1,662,000
Long term debt	—

Total liabilities assumed	1,662,000

Net assets acquired	$9,600,000

The results of operations for one month of Career Blazers were included in our consolidated financial statements beginning February 26, 2007.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The unaudited preliminary allocation of the identifiable intangible assets is as follows:

	Preliminary	Amortization
Identifiable intangible assets	valuation	period
Trademark and trade name	$2,292,000	3 years
Non-compete agreements	635,000	1 year
Temporary employee data base	49,000	3 months
Customer relationships	4,442,000	5 years

Total intangible assets	$7,418,000

The weighted average amortization period for the identifiable intangible assets is 4.1 years.
The $775,000 of goodwill recorded in the acquisition of Career Blazers is also deductible for tax purposes over a fifteen year period. The assets acquired and recorded are included in the staffing segment included in Note 10, including the increase of goodwill and other intangible assets.
Introduction to the Unaudited Pro Forma Condensed Combining Statement of Operations
The Unaudited Pro Forma Condensed Combining Statement of Operations for the three months ended April 1, 2007 and April 2, 2006 represents the historical statement of operations as if the acquisition had been consummated on January 2, 2006.
You should read this information in conjunction with the:
•	Accompanying notes to the Unaudited Pro Forma Condensed Combining Statement of Operations; and

•
Separate historical financial statements and footnotes of Career Blazers Personnel Services, Inc. and Subsidiaries for the fiscal year ended December 31, 2006 which will be reported on Form 8-K on or about May 16, 2007;

•
Separate historical financial statements and footnotes of Global Employment Holdings, Inc., included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 as filed April 17, 2007.

We present the unaudited pro forma condensed combined financial information for informational purposes only. The pro forma information is not necessarily indicative of what our operating results actually would have been had we completed the merger on January 2, 2006. In addition, the unaudited pro forma condensed combining financial information does not purport to project the future financial position or operating results of the Company.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Notes to the Unaudited Pro Forma Condensed Combining Statement of Operations
(1)	DESCRIPTION OF TRANSACTION AND BASIS OF PRESENTATION
Refer to the description of the transaction above. In connection with the asset purchase agreement of Career Blazers all outstanding debt with Wells Fargo was paid in full on February 28, 2007 and the Wells Fargo credit and security agreement was terminated and the Company and its subsidiaries entered into a new Credit and Security Agreement with CapitalSource. The Unaudited Pro Forma Condensed Combining Statements of Operations are adjusted assuming the new facility was in place as of January 2, 2006.
(2)	PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS
(a)	To reclassify insurance expense classified as SG&A by Holdings.

(b)	To eliminate an agreement with a third party service provider for back office functions that was terminated as Holdings now performs the activities covered by the previous agreement.

(c)	To record interest expense on additional borrowings on the term note and revolving line of credit at a weighted average rate of approximately 9.5% and 9.6% in fiscal 2007 and 2006, respectively.

(d)	To eliminate the expense related to the repayment of debt which would have been recorded in the previous fiscal year if the acquisition and refinancing were completed on January 2, 2006.

(e)	To record the net tax expense of Career Blazers net income and the pro forma adjustments at an effective tax rate of approximately 38%.

(f)	To record amortization of identifiable intangible assets.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED COMBINING STATEMENT OF OPERATIONS

		Career Blazers
	Global Employment	Personnel Services,
	Holdings, Inc.	Inc.				Pro Forma Combined
	Fiscal quarter ended	Two months ended				Fiscal quarter ended
	April 1,	February 25,	Pro Forma			April 1,
	2007	2007	adjustments			2007

REVENUES, net	$36,621,000	$8,205,000	$—			$44,826,000
COST OF SERVICES	26,444,000	6,891,000	(12,000)	(a	)	33,323,000

GROSS PROFIT	10,177,000	1,314,000	12,000			11,503,000

OPERATING EXPENSES
Selling, general and administrative	8,717,000	1,122,000	(82,000)	(b	)	9,769,000
			12,000	(a	)
Depreciation and amortization	343,000	6,000	414,000	(e	)	763,000

Total operating expenses	9,060,000	1,128,000	344,000			10,532,000

OPERATING INCOME	1,117,000	186,000	(332,000)			971,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(2,192,000)	(2,000)	(275,000)	(c	)	(2,469,000)
Fair market valuation of warrant liability	2,280,000	—	—			2,280,000
Other income (expense)	(395,000)	3,000	395,000	(d	)	3,000

Total other income (expense)	(307,000)	1,000	120,000			(186,000)

INCOME BEFORE INCOME TAXES	810,000	187,000	(212,000)			785,000

INCOME TAX (BENEFIT) EXPENSE	(181,000)	—	(10,000)	(e	)	(191,000)

NET INCOME	$991,000	$187,000	$(202,000)			$976,000

Basic and diluted earnings per share of common stock	$0.16					$0.16

Weighted average number of basic and diluted common shares outstanding	6,023,442					6,023,442

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED COMBINING STATEMENT OF OPERATIONS

		Career Blazers
	Global Employment	Personnel Services,
	Holdings, Inc.	Inc.				Pro Forma Combined
	Fiscal quarter ended	Fiscal quarter ended				Fiscal quarter ended
	April 2,	April 2,	Pro Forma			April 2,
	2006	2006	adjustments			2006

REVENUES, net	$31,208,000	$12,582,000	$—			$43,790,000
COST OF SERVICES	22,364,000	10,370,000	(19,000)	(a	)	32,715,000

GROSS PROFIT	8,844,000	2,212,000	19,000			11,075,000

OPERATING EXPENSES
Selling, general and administrative	7,476,000	1,794,000	(153,000)	(b	)	9,136,000
			19,000	(a	)
Depreciation and amortization	153,000	13,000	621,000	(e	)	787,000

Total operating expenses	7,629,000	1,807,000	487,000			9,923,000

OPERATING INCOME (LOSS)	1,215,000	405,000	(468,000)			1,152,000

OTHER INCOME (EXPENSE)
Other interest expense, net of interest income	(115,000)	(25,000)	(548,000)	(c	)	(688,000)
Other income (expense)	(3,089,000)	—	—			(3,089,000)

Total other income (expense)	(3,204,000)	(25,000)	(548,000)			(3,777,000)

INCOME (LOSS) BEFORE INCOME TAXES	(1,989,000)	380,000	(1,016,000)			(2,625,000)

INCOME TAX (BENEFIT) EXPENSE	(298,000)	—	(242,000)	(e	)	(540,000)

NET INCOME (LOSS)	$(1,691,000)	$380,000	$(774,000)			$(2,085,000)

Basic and diluted earnings per share of common stock	$(0.35)					$(0.43)

Weighted average number of basic and diluted common shares outstanding	4,890,317					4,890,317

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
10. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Career Blazers is included in the staffing services segment. Our employee leasing practice group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to clients. Staffing services are provided to clients throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States.
Segment information is as follows:

	Fiscal quarters ended
	April 1, 2007	April 2, 2006

Staffing revenue	$27,744,000	$22,663,000
PEO revenue	$8,877,000	$8,518,000
Total company revenue	$36,621,000	$31,208,000

Staffing depreciation	$36,000	$32,000
PEO depreciation	$41,000	$30,000
Total Company depreciation	$136,000	$136,000

Staffing income before income taxes	$1,420,000	$1,129,000
PEO income before income taxes	$1,290,000	$1,255,000
Total company income (loss) before income taxes	$810,000	$(1,989,000)

Staffing assets	$41,136,000	$25,920,000
PEO assets	$32,856,000	$28,200,000
Total company assets	$71,382,000	$57,202,000

Staffing capital expenditures	$25,000	$3,000
PEO capital expenditures	$51,000	$53,000
Total capital expenditures	$162,000	$75,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing clients, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the SEC, including our annual report on Form 10-K under the Section “Risk Factors” as filed with the SEC on April 17, 2007. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
OVERVIEW OF OUR BUSINESS
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

Fluctuations in quarterly operating results
We have historically experienced significant fluctuations in our quarterly operating results and anticipate such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers’ compensation and unemployment, demand and competition for services. Our revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on our staffing services business. As a result, we may experience a drop in revenues in the first quarter of each year compared to the previous fourth quarter results. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees.
RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three months ended
	April 1, 2007	April 2, 2006

REVENUES, net	100.00%	100.00%
COST OF SERVICES	72.21%	71.66%

GROSS PROFIT	27.79%	28.34%

OPERATING EXPENSES
Selling, general and administrative	23.80% (a)	23.96% (b)
Depreciation and amortization	0.94%	0.49%

Total operating expenses	24.74%	24.45%

OPERATING INCOME	3.05%	3.89%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.99%	-0.37%
Fair market valuation of warrant liability	6.23%	0.00%
Other income (expense)	-1.08%	-9.90%

Total other expense, net	-0.84%	-10.27%

INCOME (LOSS) BEFORE INCOME TAXES	2.21%	-6.38%
INCOME TAXES	-0.50%	-0.95%

NET INCOME (LOSS)	2.71%	-5.43%

(a)	Includes $723,000 of compensation expense related to the issuance of stock options.

(b)	Includes $1,048,000 of compensation expense related to the recapitalization.

We report PEO revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues is as follows:

	Gross reporting		Net reporting
	method	Reclassification	Method
For the fiscal quarter ended April 1, 2007
Revenues, net	$135,222,000	$(98,601,000)	$36,621,000
Cost of services	(125,045,000)	98,601,000	(26,444,000)

Gross profit	$10,177,000	$—	$10,177,000

For the fiscal quarter ended April 2, 2006
Revenues, net	$121,302,000	$(90,094,000)	$31,208,000
Cost of services	(112,458,000)	90,094,000	(22,364,000)

Gross profit	$8,844,000	$—	$8,844,000

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 1, 2007 AND APRIL 2, 2006
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements beginning February 26, 2007 for one month of the first quarter of fiscal 2007.
Revenues
Net revenues increased 17.3% in fiscal 2007 over fiscal 2006. The year-over-year revenue growth is primarily attributable to an increase in the number of billed hours in the professional division of the staffing services segment, increased permanent placements, a slight increase in average bill rates in the staffing services segment, the additional revenue from the acquisition of Career Blazers, an increase in average worksite employees at the PEO services segment, offset by a decrease the number of billed hours in the commercial division of the staffing services segment, as explained below.
We believe these results are due to the strength of the end markets we serve, continued customer focus and the investments we have made in hiring new and retaining fulfillment personnel in all lines of business.
Staffing segment revenues increased 22.4% in fiscal 2007 over fiscal 2006. Direct hire fee revenues (included in staffing segment revenues) increased 44.8% in fiscal 2007 over fiscal 2006. The year-over-year revenue growth is primarily attributable to the following factors:
•	17.9% increase in the number of billed hours in professional division of the staffing services segment,

•	slight increase in average bill rates in the staffing services segment,

•	the additional revenue from the acquisition of Career Blazers of $5.7 million, offset by;

•	decrease in billed hours in the commercial division of the staffing services segment.
The commercial division revenues were affected due to the loss of two customers at the end of fiscal 2006 due to merger and acquisition activity at the customers, who moved to another service or brought the service in-house. These customers accounted for approximately 3.0% of our fiscal 2006 consolidated revenues. In the first quarter of 2007, we decided to end a relationship with another customer which accounted for approximately 4.0% of our consolidated revenue in fiscal 2006.

PEO services segment net revenues increased 4.2% in fiscal 2007 over fiscal 2006. The increase was due to a 6.43% increase in the number of average worksite employees and a 2.3% increase in average revenue per employee.
Gross profit and gross margin percentage
Gross profit increased 15.1% in fiscal 2007 over fiscal 2006 due to an increase in PEO worksite revenue and staffing consulting and temporary revenues, as well as increased permanent placement fees, offset by a decrease in gross margin percentage. Staffing segment gross profit increased 19.2% in fiscal 2007 compared to fiscal 2006. PEO services segment gross profit increased 11.1% in fiscal 2007 over fiscal 2006.
Our consolidated gross margin percentage decreased due to the addition of lower margin contingency staffing through the acquisition of Career Blazers, offset by higher permanent placement fees, a smaller percentage of our consolidated revenues coming from our commercial line of business and changes in burden rates as described below. The commercial line of business revenues decreased from 49.5% of total revenue in 2006 to 38.1% in 2007.
Gross margin percentage for the staffing segment decreased from 23.4% for fiscal 2006 to 22.8% for fiscal 2007. Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased from 26.1% to 18.0% due primarily to the mix of business between higher margin IT staffing and clerical as well the addition of lower margin contingency staffing through the acquisition of Career Blazers. Gross margin percentage in our commercial staffing division increased from 15.5% in fiscal 2006 to 15.9% in fiscal 2007. The increase was due primarily to a slight reduction in unemployment burden and a change in the mix of business offset by an increase in workers compensation burden as a result of the mix of business and rate increases.
Gross margin percentage for the PEO segment increased from 41.9% to 44.7% from fiscal 2006 to fiscal 2007, primarily due to favorable worker’s compensation rates and an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by changes in statutory unemployment rates as well as workers ‘ compensation cost, which may be negatively affected by unanticipated adverse development of claim loss reserves.
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
SG&A expenses increased 16.6% in fiscal 2007 over fiscal 2006. The increase is primarily the result of salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, the added burden of expenses related to being a publicly-traded company, stock option expense and the additional expense of Career Blazers. SG&A in fiscal 2006 included restricted common stock compensation of $80,000 and $968,000 of retention bonuses paid to senior management related to the recapitalization. SG&A as a percent of revenues declined from 24.0% in 2006 to 23.8% in 2007. We expect significant changes in SG&A expenses in 2007 from levels experienced in 2006, due to additional expenses related to being a publicly-traded company, additional costs associated with the implementation of Sarbanes-Oxley processes, additional headcount and new branch openings and stock option compensation. Additionally, the acquisition of the Career Blazers business will have an impact on revenues, gross margin and SG&A for 2007.
Depreciation and amortization
Depreciation expense for fiscal 2007 and fiscal 2006 was the same, reflecting low capital requirements of the Company. We anticipate depreciation expense in 2007 to remain consistent with 2006. Amortization increased due to the addition of identifiable intangible assets in the acquisition of Career Blazers.

Other expense
In fiscal 2007 we recorded an expense of $395,000 related to the extinguishment of our loan facility with Wells Fargo Bank in February 2007. Other expense for fiscal 2006 was $3,089,000. This related primarily to onetime costs of the recapitalization in March 2006.
Interest Expense
Other interest expense, net, increased $2,077,000 in fiscal 2007 over fiscal 2006. Interest expense increased as a result of the issuance of our convertible debt, mandatorily redeemable convertible preferred stock, classified as a liability, and funding on the revolving line of credit and term note in connection with the acquisition of Career Blazers. The additional $2,280,000, which relates to the estimated fair market valuation adjustment of the warrant liability, was recorded as a reduction of interest expense in fiscal 2007.
Income Taxes
Income tax benefit attributable to income from operations for the three months of fiscal 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of the stock options issued, FICA tip credits and income related to the fair market valuation of the warrant and conversion liability.
LIQUIDITY AND CAPITAL RESOURCES
Our operating cash flows and credit line have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. The borrowings on our line of credit were done to fund the share purchase requirements of the recapitalization in 2006 and acquisition of Career Blazers in 2007.
Net cash provided by operating activities increased $104,000 over 2006.
Our cash position at April 1, 2007 was $371,000, an increase of $313,000 from December 31, 2006. The major components of the increase include cash provided by operations of $1,550,000, financing activities of $8,525,000, partially offset by capital expenditures of $162,000 and the acquisition of Career Blazers.
Cash provided by operations is comprised of net income of $991,000 adjusted for non-cash charges of $37,000 and the net change in operating assets and liabilities of $596,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes and stock option expense. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of and an increase in prepaids and other assets, offset by a net increase in accrued liabilities net.
Cash used for investing activities was comprised of $162,000 for capital expenditures primarily related to acquisition of computer related equipment and the net acquisition of Career Blazers of $9,600,000.
Cash used provided by financing activities consisted primarily of the proceeds from the new CapitalSource debt, offset by the payoff of the Wells Fargo facility and debt issuance costs.
Accounts receivable represented 81% and 83% of current assets as of April 1, 2007 and December 31, 2006, respectively. The accounts receivable balance increased 15.9% primarily as the result of the acquisition of Career Blazers. Adjusted for the acquisition, accounts receivable increased 1.8% from December 31, 2006.
Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the credit and security agreement with Capital Source and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.

Recent Accounting Pronouncements
In February, 2007, the FASB issued SFAS 159 — The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS 157 — Fair Value Instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value instruments, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with certain exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. The Company adopted FIN No. 48 effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations.
In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (EITF 06-03) relates to the classification of certain sales, value added and excise taxes within the income statement. The Task Force reached a tentative conclusion that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. This EITF became effective for us in the first quarter of our fiscal year 2007. We report taxes gross and such amounts are not significant to our consolidated net revenues.
In March 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS 155 had no impact on our consolidated financial position or results of operations.

Critical Accounting Policies
Our accounting policies are described in Note A of the Notes to Consolidated Financial Statements in Item 15 of our annual report on Form 10-K, filed April 17, 2007. This quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
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
Allowance for doubtful accounts
In our business, we must make estimates of the collectibility of accounts receivable. Accounts receivable represented approximately 38% of our total assets as of April 1, 2007. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Intangible assets and goodwill
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the subsidiaries disclosed in Note A in the notes to the consolidated financial statements included in Item 15 of our annual report on Form 10-K. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Goodwill is evaluated annually for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective December 31, 2001. SFAS 142 also requires that we perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. We noted no indicators that would cause us to believe that impairment was necessary as of April 1, 2007. Identifiable intangible assets are amortized over their estimated useful life ranging from three months to five years. The weighted average amortization period for the identifiable intangible assets is 4.1 years.

Stock-based compensation
SFAS 123 (revised 2004), Share-Based Payments (SFAS 123 (R)), which replaces SFAS 123 and supersedes APB No. 25, requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allowed companies to adopt the provisions of SFAS 123(R) beginning in the first annual period beginning after June 15, 2005. The Company adopted the fair value method of accounting pursuant to SFAS 123 (R) for all issuances of restricted stock and stock options beginning in fiscal 2006 and applied it to the stock options issued in the fiscal quarter.
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
Commitments
We assumed various operating leases for office space and equipment as a result of the acquisition of Career Blazers. We have not entered into any other significant commitments that have not been previously disclosed in our annual report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our new credit agreement with CapitalSource, entered into on February 28, 2007, provides for a revolving line of credit in the maximum amount of $18 million and a $12 million term loan. Based on such outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $455,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.
The valuation of the warrant liability requires the use of the volatility of our stock as well as long-term interest rates. Because our stock has not developed a volatility factor, we have utilized daily historical closing stock prices of comparable companies to determine a volatility factor. As our stock begins to trade, changes in the volatility and interest rates may have a significant non-cash impact on the warrant valuation and expense in future periods.
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
During the preparation of this quarterly report on Form 10-Q we determined that two areas of material weakness existed. As explained, we acquired the business operations of Career Blazers in February 2007. We are currently in the process of integrating their accounting functions into our operations. During that process, we determined that account reconciliations were not being performed on a timely basis related to account balances at Career Blazers. We are evaluating the internal staffing requirements needed to fully comply with our internal control procedures and processes. Further, in the implementation of SFAS 123R related to the issuance of stock options, management misinterpreted the provisions of this statement and SFAS 109 as it relates to the deferred tax treatment of stock compensation expense. Based upon the review of the consolidated condensed financial statements contained in the report by our independent auditors, material adjustments were recorded to deferred tax assets and income tax expense. Management failed to obtain an independent review from our outside consultants prior to recording this transaction which we believe would have prevented the error. We have discussed both of these situations with the Audit Committee of the Board of Directors and we plan to take steps to remediate these material weaknesses during the current fiscal quarter. There can be no assurances that we will be able to implement these steps in the contemplated time frame or that these steps will be sufficient to remediate fully the weaknesses identified in the evaluation.
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
This quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject. However, from time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. Management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K, filed April 17, 2007 under PART 1, Item 1A., “Risk Factors”.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: May 11, 2007	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2007	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith