Form 10-K/A
period 2006-12-31
Global Employment Holdings, Inc.
filed 2007-05-25
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	43-2069359 (IRS Employer Identification Number)

10375 Park Meadows Drive, Suite 375 Lone Tree, Colorado (Address of Principal Executive Offices)	80124 (Zip Code)
(303) 216-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
—	N/A
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed solely to remove the section for Documents Incorporated by Reference on the cover page and to replace Part III, Item 10 through Item 14 and to update Item 15 of the Registrant’s Annual Report on Form 10-K as filed by the Registrant on April 17, 2007 (the “Original Filing”). Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2 and 32.1) and other than as set forth herein. This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with the applicable rules and regulations promulgated by the SEC, this Amendment No.1 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.
FORWARD LOOKING STATEMENTS
This Amendment no. 1 and other materials we will file with the Securities and Exchange Commission, also referred to herein as the SEC, contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company’s mix of services on gross margin, the adequacy of our workers’ compensation reserves and allowance for doubtful accounts, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the human capital solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; material deviations from expected future workers’ compensation claims experience; collectibility of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements; and government regulation. These forward-looking statements speak only as of the date of this Amendment No. 1. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of the Original Filing entitled “Risk Factors.”

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS
Our board of directors proposes that the six nominees described below, each of whom is currently serving as a member of our board of directors, be re-elected for a term ending on the date of our 2008 annual meeting and until his or her successor is duly elected and qualified. If any director should become unavailable to serve as a director, our board of directors may designate a substitute nominee, or the number of directors that constitutes the full board of director may be reduced to eliminate the vacancy. The term of our current directors expires at our 2008 annual meeting.
Information Concerning the Nominees for Election as Directors
Howard Brill became our president, chief executive officer and a director in March 2006. Mr. Brill is also the president, chief executive officer and a director of Global Employment Solutions, a subsidiary of Global Employment Holdings. Mr. Brill joined Global Employment Solutions as its vice president of operations in March 2000 and was named president and chief executive officer in August 2000. Prior to joining Global Employment Solutions, Mr. Brill held several sales and management positions with Roth Staffing Companies, Inc. and Norrell Corporation, both staffing companies, and MCI, Inc., a telecommunications company. Mr. Brill earned his B.B.A. in management from Hofstra University.

Luci Staller Altman became a director in March 2006 and is a member of our compensation committee. Ms. Altman is general counsel of GreenStone Media LLC, a producer and syndicator of female-oriented talk programming. From January 2004 to March 2007 she served as vice president – law with Adelphia Communications Corporation, a cable television company. Prior to joining Adelphia, Ms. Altman was a partner at Torys LLP between 2002 and 2003 and a partner and associate at Brobeck, Phleger & Harrison LLP between 1995 and 2002. Ms. Altman earned her law degree from Columbia University School of Law and her B.A. degree in English and economics from the University of Pennsylvania .

Richard Goldman became a director and a member of our audit and compensation committees in August 2006. Mr. Goldman is the chief operating officer of Birkman International, Inc., a developer and distributor of personality assessment tests. Mr. Goldman has held this position since January 2006. He was a self-employed business consultant before assuming this role. From 2001 to 2004, Mr. Goldman was the chief executive officer of Centricon HR (formerly known as Talent Tree EmployHR Services), a human resources outsourcing firm. Prior to that, he was the interim chief executive officer of VisaNow.com, Inc., an internet-based immigration services firm. Mr. Goldman practiced law for 15 years, leaving a full partnership at the Dechert law firm in 1995 to hold several senior management positions at Gevity HR, Inc. (formerly known as Staff Leasing, Inc.), a professional employer organization, including co-chief executive officer and president. Mr. Goldman holds a B.A. from Princeton University and a J.D. from Stanford Law School.
Charles Gwirtsman became a director and the chairman of the board of directors in March 2006. He has served as a director of Global Employment Solutions since 1998 and as the chairman of its board of directors since 2001. Mr. Gwirtsman is also the chairman of our compensation committee. Mr. Gwirtsman is a co-founder and managing director of KRG Capital Partners, LLC, a Denver-based private equity firm with $2.0 billion in cumulative invested capital and committed capital. KRG Capital is also a stockholder of Global Employment Holdings. Prior to founding KRG Capital in 1996, he served as a senior vice president with Fiduciary Capital Management Company, co-managing two mezzanine debt funds. Mr. Gwirtsman has also served as a corporate vice president with PaineWebber, Inc., in the private finance group, and as an investment banker at E.F. Hutton & Co. Currently, Mr. Gwirtsman is a director of KRG portfolio companies Marquette Transportation Company Holdings, LLC, Varel International, and Focus Group Holdings, Inc. Mr. Gwirtsman is also a director of Modtech Holdings, Inc. (NASDAQ: MODT). Mr. Gwirtsman earned his B.A. degree in English from Columbia University and his M.B.A. degree in finance from the University of Denver.
Steven List became a director in March 2006 and our chief operating officer in March 2007. Mr. List served on our audit and compensation committees until his appointment as our chief operating officer. Before that, he served as the president of Celestial Seasonings, president of Hain Celestial Canada and executive vice president of The Hain Celestial Group, Inc., a manufacturer and marketer of natural and organic food and personal care products, until October 2006. Between October 2006 and March 2007, Mr. List was not employed. Mr. List started with The Hain Celestial Group in 1999. From 1996 to 1999, Mr. List served as finance director and director of financial reporting with the Shorewood Packaging Corporation, Inc. Mr. List started his career as an accountant with Deloitte & Touche LLP in Jericho, NY. Mr. List received a B.S. degree in accounting from the State University of New York at Binghamton. Mr. List is a certified public accountant licensed in New York (inactive).

Jay Wells became a director in March 2006 and is the chairman of our audit committee. Mr. Wells has been global vice president of tax for Molson Coors Brewing Company since May 2005. Prior to that, Mr. Wells worked approximately 15 years for Deloitte & Touche LLP, part of which time he was an international tax partner in Denver, Colorado. Mr. Wells started his career as a certified public accountant with two different local accounting firms in Pennsylvania. Mr. Wells graduated with a B.S. degree in accounting from Albright College and earned his law degree from Villanova School of Law.
The following table sets forth the names, ages and positions of the persons who are our directors and named executive officers as of the date of this annual report:

Name	Age	Position
Howard Brill	36	President, chief executive officer and director of Global Employment Holdings
Steven List	37	Chief operating officer and director of Global Employment Holdings
Dan Hollenbach	51	Chief financial officer of Global Employment Holdings
Terry Koch	53	President of PEO services
Stephen Pennington	64	President of staffing services
Luci Staller Altman	40	Director of Global Employment Holdings
Richard Goldman	50	Director of Global Employment Holdings
Charles Gwirtsman	53	Director of Global Employment Holdings
Jay Wells	44	Director of Global Employment Holdings
Directors hold office for a period of one year from their election at the annual meeting of stockholders and until a particular director’s successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. None of the above individuals has any family relationship with any other. It is expected that our board of directors will elect officers annually following each annual meeting of stockholders.
Biographies for the members of our current board of directors are set forth above. Biographies for our executive officers who are not members of our board of directors are provided below.
Dan Hollenbach became our chief financial officer in March 2006. He is also the chief financial officer of Global Employment Solutions, a position he has held since October 2005. Mr. Hollenbach joined Global Employment Solutions in August 2004 as its vice president of finance. He has been in the temporary staffing business for 15 years. Between December 2003 and August 2004, Mr. Hollenbach worked for Resources Global Professionals, Inc., a professional consulting services company, where he led a team that developed and tested compliance under the Sarbanes-Oxley Act of a Fortune 500 company. From 1991 to February 2004, with some overlap with his consulting work for Resources Global Professionals, he was the chief financial officer of Imprimis Group, Inc., a regional staffing firm in Texas. Mr. Hollenbach worked at Arthur Young, now Ernst & Young, between 1978 and 1986, leaving as a senior manager, and in the financial services industry between 1986 and 1991. Mr. Hollenbach is a certified public accountant licensed in Texas and he received his B.B.A. in accounting from Texas Tech University.
Terry Koch was appointed to the position of president of our PEO services segment effective January 2, 2007, working through our subsidiary Southeastern Staffing, Inc. Mr. Koch joined Southeastern Staffing in 2001 as its chief financial officer and chief operating officer. In those roles, Mr. Koch was directly responsible for oversight management of all accounting, finance, credit and payroll operations as well as benefit administration and IT functions. Mr. Koch has over 16 years of experience in the PEO industry. Between 1991 and 2001, he held positions with TeamStaff, Inc., a PEO, first as the chief financial and chief operating officer and then, following a sale of TeamStaff, as the vice president of administration. Prior to joining the PEO services industry, Mr. Koch held several management and financial positions in other industries. Mr. Koch was the vice president of finance for Skyway Corporation, Inc., a multi-state general contracting and commercial roofing company, between 1988 and 1991. Before that, he was the controller of Federal Construction Company, Inc., a construction management and general contracting company, which position he started in 1986. Between 1984 and 1986, Mr. Koch was a business manager of Westinghouse Broadcasting and Cable, Inc. Mr. Koch started his career in 1982 as an audit senior with Arthur Young and Company, now named Ernst & Young. Mr. Koch received a B.S. degree in business administration from East Tennessee State University and also holds a B.A. degree in accounting from the University of South Florida. Mr. Koch is a certified public accountant licensed in the state of Florida.

Robert Larkin served as president of PEO services segment between 2001 and January 2, 2007, working through our subsidiary Southeastern Staffing, Inc. In that position, Mr. Larkin was responsible for Southeastern Staffing’s operating management and growth initiatives. Mr. Larkin was a director of Southeastern Staffing between 2001 and 2006. Mr. Larkin has 15 years of experience in the PEO industry. Prior to joining Southeastern Staffing, he spent 10 years as an officer, stockholder and director of Transport Leasing/Contract Inc., another PEO. Mr. Larkin also served in senior management positions in several light manufacturing and service businesses. Mr. Larkin’s experience also includes eight years as division vice president for Purolator Courier Ltd., an international air carrier logistical company, and 11 years as regional manager with Equifax, a business solutions and credit reporting company. Mr. Larkin is a director of PayPlus Software, Inc., an Idaho corporation and the largest provider of software used in the PEO industry and by us. On January 2, 2007, Robert Larkin retired from his full-time position as president of our PEO services segment. Mr. Larkin will continue to serve Global in a part-time consulting capacity for the foreseeable future.
Stephen Pennington is the president of our staffing services segment, working through our subsidiary Temporary Placement Services, Inc. In that position, Mr. Pennington is responsible for sales and operations for all staffing services including temporary staffing, consulting and direct-hire. Mr. Pennington started in the human capital solutions business in 1969 working for Michaels & Associates, Inc., a contingency recruitment company that subsequently merged into Temporary Placement Service, Inc. Mr. Pennington started his career as an industrial engineer at Firestone Tire and Rubber Company. Mr. Pennington holds a B.S. degree in industrial engineering from Tennessee Tech University.
The Board of Directors and Committees Thereof
Our board of directors conducts its business through meetings and through its committees. The current members of Global’s board of directors were appointed to their posts in connection with the March 31, 2006 recapitalization of our subsidiary, Global Employment Solutions, Inc. Our board of directors has held seven meetings since then. All directors attended at least 75% of the meetings held by the board of directors and by the committees of the board of directors on which they served. We have not held an annual stockholders’ meeting during the tenure of our current directors.
Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.
Affirmative determinations regarding director independence and other matters
Our board of director follows the standards of independence established under the NASDAQ rules in determining if directors are independent and has determined that each of the following directors is an “independent director” under those rules: Luci Staller Altman, Richard Goldman, Charles Gwirtsman, and Jay Wells. In this annual report the directors who have been affirmatively determined by the board of directors to be “independent directors” under this rule are referred to individually as an “independent director” and collectively as the “independent directors.”
Our board of directors also has determined that each member of the two committees of the board of directors meets the independence requirements applicable to those committees prescribed by the NASDAQ rules and the SEC.
No independent director receives, or has received, any fees or compensation from the company other than compensation received in his or her capacity as a director. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the board of directors in determining that any of the directors are independent.
On March 14, 2007, we appointed Steven List as our chief operating officer. He will remain a member of our board of directors, subject to election at our annual meeting of stockholders. During fiscal 2006 and until his appointment as chief operating officer, Mr. List served on our audit and compensation committees. He resigned those positions on March 13, 2007. Up until his becoming an executive officer, our board of directors had determined that Mr. List was independent under the NASDAQ rules, including the independence requirements applicable to the committees on which he served.
Committees of the board of directors
Pursuant to our bylaws, our board of directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our board of directors has established an audit committee and a compensation committee. The membership and function of the committees are described below.

Audit committee
The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. It oversees the audit efforts of our independent auditors and reviews their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The audit committee currently consists of Richard Goldman and Jay Wells, each a non-employee member of our board of directors. Mr. Wells is the chairman of the audit committee and he qualifies as an audit committee financial expert as defined under SEC rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the NASDAQ rules. Our audit committee has held three meetings since March 31, 2006. The audit committee is governed by a written charter that will be reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.gesnetwork.com under “Investor Relations” and “Corporate Governance.” Steven List served on our audit committee until March 13, 2007 upon his appointment as our chief operating officer. Mr. List took part in the committee’s meetings, discussions and decisions until that point in time.
Compensation committee
The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the committee reviews the company’s compensation and benefit philosophy, plans and programs on an as-needed basis. The current members of the compensation committee are Luci Staller Altman, Richard Goldman and Charles Gwirtsman, each a non-employee member of our board of directors. Mr. Gwirtsman is the chairman of the compensation committee. Our compensation committee has held four meetings since March 31, 2006. The compensation committee is governed by a written charter that will be reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.gesnetwork.com under “Investor Relations” and “Corporate Governance.” Steven List served on our compensation committee until March 13, 2007 upon his appointment as our chief operating officer. Mr. List took part in all of the committee’s meetings, discussions and decisions until that point in time except for meetings, discussions and decisions involving the terms of his employment as our chief operating officer.
The compensation committee makes all final decision on executive compensation but seeks the advice of our chief executive officer on such matters. Our chief executive officer makes recommendations to the committee about the compensation levels for other executive officers. Furthermore, the committee may delegate limited powers to our chief executive officer in this respect. For example, after having determined the aggregate amount of options to issue in February 2007, the committee delegated to our chief executive officer the power to determine which employees, other than executive officers, would receive such options and in what amount.
The compensation committee may engage consultants in determining or recommending the amount of compensation paid to our directors and executive officer. During fiscal 2006, we engaged a financial consultant to help us determine the appropriate level of equity grants for our directors by reviewing equity compensation for directors at similarly situated companies.
Communications with the board of directors
Stockholders may communicate with our board of directors or any of the directors by sending written communications addressed to the board of directors or any of the directors c/o Corporate Secretary, Global Employment Holdings, Inc., 10375 Park Meadows Drive, Suite 375, Lone Tree, Colorado 80124. All communications are compiled by the corporate secretary and forwarded to the board or the individual director(s) accordingly.
Nomination of directors
Our board of directors has not established a nominating committee because the board believes that it is unnecessary in light of the board’s small size and the fact that a majority of the six board members are independent. In the event that vacancies on our board of directors arise, the board considers potential candidates for director, which may come to the attention of the board through current directors, professional executive search firms, stockholders or other persons. The board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth under the caption

“General Information — Next Annual meeting of Stockholders” in our proxy statement to our corporate secretary, Global Employment Holdings, Inc., 10375 Park Meadows Drive, Suite 375, Lone Tree, Colorado 80124. The board considers properly submitted stockholder nominations for candidates for the board of directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the board and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the board. All candidates are evaluated at meetings of the board. In evaluating such nominations, the board seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board of directors. The board considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Our management recommended our incumbent directors for election at our 2007 annual meeting. We did not receive any other director nominations. Other than Mr. Brill and Mr. List, we believe that all members of our board of directors meet the criteria for independence under the NASDAQ rules.
Code of conduct
Our board of directors has adopted a code of conduct that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of conduct codifies the business and ethical principles that govern all aspects of our business. A copy of our code of conduct is available on our website at www.gesnetwork.com under “Investor Relations” and “Corporate Governance.” We undertake to provide a copy of our code of conduct to any person, at no charge, upon a written request. All written requests should be directed to: Global Employment Holdings, Inc., 10375 Park Meadows Drive, Suite 375, Lone Tree, Colorado 80124, Attention: Corporate Secretary.
ITEM 11. EXECUTIVE COMPENSATION
Compensation discussion and analysis
Compensation philosophy
Our compensation committee seeks to attract, motivate and retain key talent needed to enable us to operate successfully in a competitive environment. Its fundamental policy is to offer our executive officers competitive compensation opportunities based upon their personal performance, our financial performance and each executive officer’s contributions to our performance. One of the compensation committee’s objectives is to make a substantial portion of each executive officer’s compensation contingent upon our performance as well as upon his or her own level of performance.
The compensation committee also recognizes that, from time to time, it is appropriate to enter into compensatory agreements with key executives to seek to further motivate such individuals or retain their services. Our agreements with executive officers are described under the caption “Employment Contracts Termination of Employment and Change in Control” elsewhere in this annual report.
The compensation committee periodically reviews the effectiveness and competitiveness of our executive compensation structure with the assistance of independent consultants and by conducting informal salary surveys and seeks input from Mr. Brill on the compensation of the other executive officers.
Compensation program
The key components of executive compensation are base salary, annual performance incentive compensation and long-term equity-based incentive grants. Generally, as an executive officer’s level of responsibility increases, the compensation committee seeks to have a greater portion of the executive’s total compensation depend upon our performance and stock price appreciation rather than just base salary. Several of the more important factors that the committee considered in establishing the components of each executive officer’s compensation package for fiscal 2006 are as follows:
•	Individual performance;

•	The success of the business division within the individual’s area of responsibility;

•	Competitiveness with salary levels of similarly sized companies;

•	Internal compensation comparability standards and;

•	Our ability to pay an appropriate and competitive salary based upon our size and profitability.

Base salary
Our executive officers receive base salaries that are determined based on their responsibilities, skills and experience related to their respective positions. The amount and timing of an increase in base compensation depends upon, among other things, the individual’s performance, and the time interval and any added responsibilities since their last salary increase.
Annual incentive compensation
Executive officers are eligible for annual performance-based incentive compensation payable in cash and tied to our achievement of performance goals, which typically include components related to profitability, either at the divisional or corporate levels, or a combination, depending upon the executive’s area of responsibility. During the first quarter of each fiscal year, the compensation committee establishes corporate performance targets and corresponding incentive compensation, which typically is calculated as a percentage of the individual’s base salary, with more senior executives eligible for higher percentages. This incentive bonus has consisted of two components: a “target bonus” for the achievement of the objectives that the compensation committee established at the beginning of the year and an additional bonus up to a pre-set level if an executive surpasses the set objectives. The compensation committee may award additional or substitute incentive compensation at its discretion based on individual performance during the applicable fiscal year.
Long-term incentive compensation
The compensation committee periodically approves grants of stock options and stock awards to our executive officers under our 2006 Stock Plan. These grants are designed to align the interests of each executive officer with those of the stockholders and to provide each individual with a significant incentive to manage our company from the perspective of an owner with an equity stake in the business. Each grant generally allows the executive officer to acquire shares of common stock at a fixed price per share, typically the market price on the grant date, over a specified period of time of up to 10 years. As a result, stock option grants provide a return to the executive officer only if the market price of the shares appreciates over the option term. The size of the option grant to each executive officer generally is set to achieve a potential percentage ownership stake that the compensation committee deems appropriate in order to create a meaningful opportunity for stock ownership based upon the individual’s current position. Stock option grants also take into account the individual’s potential for future responsibility over the option term, the individual’s personal performance in recent periods and the individual’s current holdings of our stock and options.
Executive compensation for fiscal 2006
The compensation we paid to executive officers for fiscal 2006 consisted primarily of base salary, bonuses in connection with performance-based incentive compensation plans and long-term incentive compensation consisting of awards of restricted stock (Global Employment Solutions awarded the restricted stock and retention bonuses prior to our March 31, 2006 recapitalization). In addition, in fiscal 2006 we adopted and our stockholders approved our 2006 Stock Plan under which we may award stock options or stock grants to our employees, directors and consultants as remuneration for services rendered. We did not make any such awards during fiscal 2006.
Compensation Deductibility Policy
Under Section 162(m) of the Internal Revenue Code of 1986, as amended and applicable treasury regulations, no tax deduction is allowed for annual compensation in excess of $1 million paid to our chief executive officer or any of our four most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals, and the compensation committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). The compensation committee intends to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation to our executive officers. Our board of directors and the compensation committee reserve the authority to award non-deductible compensation in other circumstances as they deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued there under, no assurance can be given, notwithstanding the compensation committee’s efforts, that compensation intended to satisfy the requirements for deductibility under Section 162(m) does in fact do so.
Compensation of Howard Brill, our president and chief executive officer
Howard Brill, our president and chief executive officer, participates in the same programs as our other executives, and receives compensation based on the same factors as our other executives, his employment agreement, including termination benefits. Mr. Brill’s overall compensation reflects his degree of policy and decision-making authority and his level of responsibility with respect to our strategic direction and financial and operational results. Mr. Brill’s compensation for fiscal 2006 was determined based on a study of the compensation of chief executive officers of other companies in the staffing industry, which have financial and corporate characteristics similar to ours. Mr. Brill’s compensation components for fiscal 2006 were as follows:
•	Base salary: Mr. Brill received a base salary of $375,000.

•
Annual incentive compensation: Pursuant to Mr. Brill’s incentive compensation arrangement, Mr. Brill received a $187,500 bonus for fiscal 2006 based on our earnings before interest, income taxes, depreciation, and amortization. The bonus represented 50% of his base salary.

•	Long-term incentive compensation: Mr. Brill did not receive any long term compensation awards during fiscal year 2006.

•	Retention bonus compensation: Mr. Brill received a $400,000 retention bonus during fiscal 2006 in connection with our March 2006 recapitalization.

Summary compensation table
The table below sets forth, for the fiscal 2006, the compensation earned by our chief executive officer, chief financial officer and the three other most highly compensated executive officers who received annual compensation in excess of $100,000. Some of the information included in this table reflects compensation earned by our chief executive officer, chief financial officer and executive officers for services rendered to Global Employment Solutions before the recapitalization on March 31, 2006 and such amounts do not necessarily reflect the compensation these individuals will earn as our executive officers. There was no non-equity incentive plan compensation or change in pension value or any non-qualifying deferred compensation earnings during fiscal 2006. The amounts in the table are in dollars.

Name and				Stock	Option	Other
principal position	Year	Salary	Bonus	awards	awards	compensation		Total
Howard Brill	2006	358,846	187,500	—	—	412,624	(1)(2)	958,970
(Chief executive officer)

Dan Hollenbach	2006	170,678	45,000	—	—	30,000	(1)	245,673
(Chief financial officer)

Stephen Pennington	2006	195,154	50,000	—	—	255,000	(1)	500,154
(President of staffing services)

Robert Larkin	2006	205,000	—	—	—	261,500	(1)	466,500
(President of PEO services) (3)

Terry Koch	2006	150,000	42,000	—	—	—		192,000
(President of PEO services) (4)

(1)
Includes retention bonuses paid in connection with our March 2006 recapitalization in the following amounts of the following individuals: Howard Brill $400,000, Dan Hollenbach $30,000, Robert Larkin $261,500 and Stephen Pennington $255,000.

(2)
Consists of automobile lease payments or automobile allowance. In Mr. Brill’s case, an aggregate of $10,500 in automobile lease payments or automobile allowance and $2,124 of health insurance premiums.

(3)
Effective January 2, 2007, Mr. Larkin retired from his full-time position as president of our PEO services segment. Mr. Larkin will continue to serve Global in a part-time consulting capacity for the foreseeable future.

(4)
Mr. Koch served as the chief financial officer and chief operating officer of Southeastern Staffing, Inc., a subsidiary of our wholly owned subsidiary Global Employment Solutions, Inc., until January 1, 2007. Effective January 2, 2007, we appointed him as our president of our PEO services segment to replace Robert Larkin.

Grants of plan-based awards and our management equity plan
Our stockholders approved our 2006 Stock Plan at a special meeting of stockholders on November 13, 2006. Our compensation committee administers the plan. Under our 2006 Stock Plan, the compensation committee in its sole discretion may award stock options or stock grants to our employees, directors and consultants as remuneration for services rendered. We have reserved a total of 2,100,000 shares of common stock for issuance under the plan, of which 1,750,000 shares may only be granted to employees, officers and consultants and 350,000 shares may only be granted to our non-employee directors. The committee did not make any awards under the 2006 Stock Plan during fiscal year 2006.
The compensation committee may grant two types of options: (i) options qualifying as “incentive stock options” under the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or any successor provision, and designated as such by the compensation committee, also referred to herein as “ISOs,” or (ii) nonstatutory options. ISOs may be granted only to employees. To the extent required by Section 422(d) of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of shares of common stock with respect to which ISOs are exercisable for the first time by any individual during any calendar year may not exceed $100,000. The exercise price per share under each option will be determined by the compensation committee. In addition, the exercise price of ISOs will be determined in accordance with the applicable provisions of the Internal Revenue Code of 1986, as amended. In general, the compensation committee will determine the term of options, which may not exceed 10 years. However, ISOs granted to a person considered to own more than 10% of the total combined voting power of Global’s outstanding stock, or the stock of any of Global’s affiliates, will expire five years from the grant date. Unless otherwise specified in an option agreement, options will vest and become exercisable on the following schedule: 1/3 on the first annual anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date. If an option holder is terminated from his or her employment with, or a director or consultant no longer provides services to, Global or its subsidiaries for cause, all options held by that person (whether vested or unvested) shall automatically terminate and be cancelled. If the termination occurs by reason of disability or death, all unvested options shall automatically terminate and be cancelled, and all options that have vested prior to the termination date shall remain exercisable for a period of one year following such date. If termination occurs for any other reason, all unvested options shall automatically terminate and be cancelled, and options that have vested prior to such date shall remain exercisable for a period of 90 days following such date. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock, such shares shall again be available for issuance under the 2006 Stock Plan.
The compensation committee may also grant awards of common stock under the plan. The stock grants may be made with or without a purchase price, which price would be set by the compensation committee. The shares issued pursuant to a stock grant may be subject to vesting and transfer restrictions set by the committee. The compensation committee may also impose other conditions on stock grants. The purchase price, if any, for the shares issued pursuant to a stock grant must be paid in cash.
The purposes of the awards are to: (i) promote the interests of Global and its stockholders by strengthening Global’s ability to attract, motivate and retain employees, officers, consultants and members of the board of directors; (ii) furnish incentives to individuals chosen to receive awards of Global common stock under the plan because they are considered capable of responding by improving operations and increasing profits or otherwise adding value to Global; and (iii) provide a means to encourage stock ownership and proprietary interest in Global to valued employees, members of the board of directors and consultants upon whose judgment, initiative, and efforts the continued financial success and growth of our business largely depend.
On February 14, 2007, our compensation committee awarded an aggregate of 678,161 incentive stock options to 17 of our employees and officers under our 2006 Stock Plan. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $5.00, the closing quoted market price on February 14, 2007. The term of the options is 10 years. The options will vest and become exercisable on the following schedule: 1/3 upon grant, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date. The compensation committee made the following awards to our senior management:

Name	Number of Options
Howard Brill	262,500
Dan Hollenbach	72,916
Terry Koch (1)	54,028
Stephen Pennington	72,011

(1)
Mr. Koch served as the chief financial officer and chief operating officer of Southeastern Staffing, Inc., a subsidiary of our wholly owned subsidiary Global Employment Solutions, Inc., until January 1, 2007. Effective January 2, 2007, we appointed him president of our PEO services segment to replace Robert Larkin upon Mr. Larkin’s retirement.

On March 14, 2006, our compensation committee awarded Steven List 100,000 stock options in his capacity as our chief operating officer. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $5.25, the closing quoted market price on March 14, 2007. Mr. List’s options vest one third on the first anniversary of the grant date, one third on the second anniversary of the grant date, and one third on the third anniversary of the grant date. Previously, on February 14, 2007, our compensation committee awarded Mr. List 34,125 options in his capacity as one of our directors. Upon his becoming our chief operating officer and in connection with awarding him 100,000 stock options, we agreed to accelerate the vesting of 948 options granted on February 14, 2007, the pro rata share of the 34,125 aggregate amount of the options that would have vested between February 14, 2007 and March 13, 2007. Mr. List retained the 11,375 stock options that vested upon grant and agreed to forfeit the remaining 21,802 options he received as a director on February 14, 2007.

Employment Contracts, Termination of Employment and Change in Control
We have entered into employment agreements with some of our executive officers as described below.
Howard Brill — President and chief executive officer
Mr. Brill’s employment agreement provides for an annual base salary of $425,000 and an annual bonus tied to Global Employment Solutions’ meeting certain EBITDA targets and performance criteria for Mr. Brill established by our compensation committee. Our compensation committee reviews and may increase Mr. Brill’s base salary and bonus, but not lower them. Mr. Brill is also entitled to a monthly car allowance of $1,500.
Mr. Brill’s employment agreement was effective as of March 31, 2006 and continuing until March 31, 2010 or his death, disability, dismissal (for or without cause), or resignation. The agreement may be extended for an additional 12 month period.
The agreement provides that if Mr. Brill is terminated without cause or if Mr. Brill terminates the agreement for good reason, including a sale of the company that results in the termination of Mr. Brill’s employment or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard form release agreement, to a severance payment, payable within five days of termination, in the amount of two times Mr. Brill’s annual base salary, plus an amount equal to the bonus paid for the previous fiscal year. Mr. Brill will also receive health insurance benefits under our health insurance plan for a period of 12 months, or 18 months if Mr. Brill’s termination resulted from a sale of the company, following termination. A sale of the company includes an acquisition of at least a majority of our or Global Employment Solutions’ outstanding voting securities, a sale of substantially all of our or Global Employment Solutions’ assets, or the merger of the company or Global Employment Solutions into another entity by which the company or Global Employment Solutions is not the surviving entity. However, any transaction with Global Employment Solutions and its shareholders and their respective affiliates or subsidiaries shall not be deemed a sale of the company. Assuming that a triggering event occurred on December 31, 2006, we would pay Mr. Brill, within five days thereof, an aggregate of $937,500, consisting of $750,000 in base salary (based on his base salary as of that date) and $187,500 in bonuses. In addition, Mr. Brill would be entitled to receive health insurance benefits for a period of 12 or 18 months thereafter, a benefit valued at $14,800 and $22,200 respectively.
Mr. Brill’s employment agreement, as well as a noncompetition agreement entered into in connection with our March 31, 2006 recapitalization; contain customary non-disclosure, non-solicitation and noncompetition provisions.
Steven List — Chief operating officer
Mr. List’s employment agreement provides for an annual base salary of $325,000 and an annual bonus of up to 50% of his annual salary tied to his meeting certain performance criteria established by our compensation committee and, commencing with fiscal 2008, also tied to Global Employment Holdings’ meeting certain EBITDA targets established by our compensation committee. Our compensation committee reviews and may increase Mr. List’s base salary and bonus, but not lower them.
Mr. List’s employment agreement was effective as of March 14, 2007 and continuing until March 14, 2010 or his death, disability, dismissal (for or without cause), or resignation. The agreement may be extended for an additional 12 month period.
The employment agreement provides that if Mr. List’s employment is terminated without cause he will be entitled to severance payments equal to one year of his base salary payable in accordance with the Company’s regular payroll practice, health insurance benefits under our health insurance plan for up to one year and an amount equal to his prior year’s earned bonus. In such event, if Mr. List’s employment is terminated within the first two years, the severance payments and health insurance benefits shall be calculated based on 50% of the time worked. If Mr. List’s employment is terminated as a result of a sale of the company or if he terminates his employment as a result of a material adverse change in his duties and responsibilities following a sale of the company, he will be entitled to severance payments equal to 18 months of his base salary payable in accordance with our regular payroll practice, health insurance benefits under our health insurance plan for 18 months and an amount equal to his prior year’s earned bonus. A sale of the company includes an acquisition of at least a majority of our or Global Employment Solutions’ outstanding voting securities, a sale of substantially all of our or Global Employment Solutions’ assets, or the merger of the company or Global Employment Solutions into another entity by which the company or Global Employment Solutions is not the surviving entity. However, any transaction with Global Employment Solutions and its shareholders and their respective affiliates or subsidiaries shall not be deemed a sale of the company. In the event that Mr. List resigns within 30 days of being asked to report to someone other than Mr. Brill, he will be entitled to severance payments equal to one year of base salary, payable in accordance with our regular payroll practice. In the event that Mr. List resigns within 30 days of being required to relocate more than 50 miles from our current headquarters, he will be entitled to severance payments equal to one year of his base salary, payable in accordance with our regular payroll practice.

Payment of any severance amounts is conditioned on Mr. List signing our standard form release agreement. Mr. List’s employment agreement, as well as a noncompetition agreement entered into in connection with his becoming our chief operating officer, contains customary non-disclosure, non-solicitation and non-competition provisions.
Dan Hollenbach — Chief financial officer and principal accounting officer
Mr. Hollenbach’s employment agreement provides for an annual base salary of $200,000 and an annual bonus tied to Global Employment Solutions’ meeting certain EBITDA targets and performance criteria for Mr. Hollenbach established by our compensation committee. Our compensation reviews and may increase Mr. Hollenbach’s base and bonus periodically.
Mr. Hollenbach’s employment agreement provides that if Mr. Hollenbach is terminated without cause, including a sale of the company that results in the termination of Mr. Hollenbach’s employment or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard form release agreement, to severance payments equal to one year of base salary, payable in accordance with Global’s regular payroll practice, and an amount equal to the bonus paid for the previous fiscal year, payable within five days of termination. Mr. Hollenbach will also receive health insurance benefits under our health insurance plan for a period of 12 months, or 18 months if Mr. Hollenbach’s termination resulted from a sale of the company, following termination. A sale of the company includes an acquisition of at least a majority of our or Global Employment Solutions’ outstanding voting securities, a sale of substantially all of our or Global Employment Solutions’ assets, or the merger of the company or Global Employment Solutions into another entity by which the company or Global Employment Solutions is not the surviving entity. However, any transaction with Global Employment Solutions and its shareholders and their respective affiliates or subsidiaries shall not be deemed a sale of the company. Assuming that a triggering event occurred on December 31, 2006, we would pay Mr. Hollenbach $45,000 in bonuses, within five days, and $175,000 in base salary (based on his base salary as of that date), in accordance with our regular payroll practices. In addition, Mr. Hollenbach would be entitled to receive health insurance benefits for a period of 12 or 18 months thereafter, a benefit valued at $14,800 and $22,200 respectively.
Mr. Hollenbach’s employment agreement, as well as a noncompetition agreement entered into in connection with the recapitalization; contain customary non-disclosure, non-solicitation and non-competition provisions.
Terry Koch — President of PEO services
Mr. Koch’s employment agreement provides for an annual base salary of $180,000 and an annual bonus tied to his meeting certain performance criteria established by our compensation committee. Our compensation committee reviews and may increase Mr. Koch’s base and bonus periodically.
Mr. Koch’s employment agreement provides that if Mr. Koch is terminated without cause, including a sale of the company that results in the termination of Mr. Koch’s employment or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard form release agreement, to severance payments equal to one year of base salary, payable in accordance with Global’s regular payroll practice. Mr. Koch will also receive health insurance benefits under our health insurance plan for a period of 12 months, or 18 months if Mr. Koch’s termination resulted from a sale of the company, following termination. A sale of the company includes an acquisition of at least a majority of our or Global Employment Solutions’ outstanding voting securities, a sale of substantially all of our or Global Employment Solutions’ assets, or the merger of the company or Global Employment Solutions into another entity by which the company or Global Employment Solutions is not the surviving entity. However, any transaction with Global Employment Solutions and its shareholders and their respective affiliates or subsidiaries shall not be deemed a sale of the company. Assuming that a triggering event occurred on December 31, 2006, we would pay Mr. Koch $180,000 in base salary, in accordance with our regular payroll practices. In addition, Mr. Koch would be entitled to receive health insurance benefits for a period of 12 or 18 months thereafter, a benefit valued at $7,400 and $11,100 respectively.
Mr. Koch’s employment agreement, as well as a noncompetition agreement entered into in connection with the recapitalization; contain customary non-disclosure, non-solicitation and non-competition provisions.

Robert Larkin — Former president of PEO services
On January 2, 2007, Mr. Larkin retired from his full-time position as president of our PEO services segment. He will continue to serve Global in a part-time consulting capacity for the foreseeable future. Before his retirement, Mr. Larkin’s employment agreement provided for an annual base salary of $205,000 and an annual bonus tied to Southeastern Staffing, Inc.’s meeting certain EBITDA targets. Mr. Larkin’s employment agreement provided that if Mr. Larkin was terminated without cause or if Mr. Larkin terminated the agreement for good reason, including a sale of the company that results in the termination of Mr. Larkin’s employment or a material adverse change in his duties and responsibilities, he would have been entitled, after execution of our standard form release agreement, to severance payments in the amount of Mr. Larkin’s annual base salary. He did not receive any severance payment upon retirement. Mr. Larkin’s employment agreement, as well as a noncompetition agreement entered into in connection with the recapitalization, contained customary non-disclosure, non-solicitation and non-competition provisions. Mr. Larkin is no longer entitled to any severance payment.
Stephen Pennington — President of staffing services
Mr. Pennington’s employment agreement provides for an annual base salary of $203,000, and an annual bonus tied to Temporary Placement Service’s meeting certain EBITDA targets and performance criteria for Mr. Pennington established by our compensation committee. Our compensation committee reviews and may increase Mr. Pennington’s base and bonus periodically. Mr. Pennington’s employment agreement provides that if Mr. Pennington is terminated without cause, including a sale of the company that results in the termination of Mr. Pennington’s employment or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard form release agreement, to severance payments equal to one year of base salary, payable in accordance with Global’s regular payroll practice, and an amount equal to the bonus paid for the previous fiscal year, payable within five days of termination. Mr. Pennington will also receive health insurance benefits under our health insurance plan for a period of 12 months, or 18 months if Mr. Pennington’s termination resulted from a sale of the company, following termination. A sale of the company includes an acquisition of at least a majority of our or Global Employment Solutions’ outstanding voting securities, a sale of substantially all of our or Global Employment Solutions’ assets, or the merger of the company or Global Employment Solutions into another entity by which the company or Global Employment Solutions is not the surviving entity. However, any transaction with Global Employment Solutions and its shareholders and their respective affiliates or subsidiaries shall not be deemed a sale of the company. Assuming that a triggering event occurred on December 31, 2006, we would pay Mr. Pennington $50,000 in bonuses, within five days, and $200,000 in base salary (based on his base salary as of that date), in accordance with our regular payroll practices. In addition, Mr. Pennington would be entitled to receive health insurance benefits for a period of 12 or 18 months thereafter, a benefit valued at $10,500 and $15,700 respectively. Mr. Pennington’s employment agreement, as well as a noncompetition agreement entered into in connection with the recapitalization; contain customary non-disclosure, non-solicitation and non-competition provisions.
Severance benefits and terms of our standard form release agreement
Several of our executive officers are entitled to severance benefits pursuant to their employment agreements with us. Pursuant to such agreements, generally, upon the officer’s involuntary termination other than for cause, gross misconduct (each as defined in the agreements) or long-term disability and upon our acceptance of an executed separation agreement and general release, the officer is entitled to the following severance benefits:

Name	Benefit (base pay)

Howard Brill	Two years’ base salary and bonus equal to the amount paid for the previous year
Dan Hollenbach	One year base salary and bonus equal to the amount paid for the previous year
Terry Koch	One year base salary
Steven List	One year base salary and bonus equal to the amount paid for the previous year
Stephen Pennington	One year base salary and bonus equal to the amount paid for the previous year
Execution of our standard form of separation agreement and general release is a condition to a former employee receiving severance benefits. The form agreement contains, among other things, standard non-disparagement and confidentiality obligations, a no-admission clause and a release of Global and its affiliates from claims. The terms of the form agreements may be waived in writing by the parties thereto.

Compensation of Directors
The table below sets forth the compensation paid to our non-employee directors during the 2006 fiscal year.

					Change in
					pension value and
				Non-equity	nonqualified
				incentive	deferred
				plan	compensation	All other
Name	Fee earned	Stock awards	Option awards	compensation	earnings	compensation	Total
	(amounts in dollars)
Luci Staller Altman	$15,000	—	—	—	—	—	$15,000
Richard Goldman	$10,000	—	—	—	—	—	$10,000
Charles Gwirtsman	$11,250	—	—	—	—	—	$11,250
Steven List	$20,000	—	—	—	—	—	$20,000
Jay Wells	$20,000	—	—	—	—	—	$20,000
We reimburse the members of our board of directors for reasonable expenses in connection with their attendance at board and committee meetings. Non-employee directors receive an annual retainer of $10,000 plus $5,000 annually for each committee on which a non-employee director serves. The chairperson of the audit committee receives an additional annual fee of $5,000 in consideration for acting in that position. The annual fees are paid in equal quarterly installments. Prior to the closing of our recapitalization in March 2006 we did not pay any compensation to our directors. During our 2006 fiscal year and with noted exceptions, we paid our directors as if they had provided a full year’s worth of services even though they did not become directors until the second quarter of 2006. The amounts set forth above for Mr. Goldman reflect payment for services during the portion of fiscal 2006 that he served. Mr. Gwirtsman was not paid for the first quarter of 2006 and waived his fee related to his role as chairman of the board. In addition, our directors are eligible to receive stock option grants and stock grants under our 2006 Stock Plan as remuneration for their service on our board of directors. We have engaged a financial consultant to help us determine the appropriate level of equity grants for our directors by reviewing equity compensation for directors at similarly situated companies.
On February 14, 2007, the compensation committee of our board of directors awarded an aggregate of 175,000 nonstatutory stock options to our non-employee directors under our 2006 Stock Plan. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $5.00, the closing quoted market price on February 14, 2007. The terms of the options are 10 years. The options vest and become exercisable on the following schedule: 1/3 upon grant, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date. See “Executive Compensation — Grants of plan based awards and our management equity plan” for a description of the other terms of the options. The compensation committee made the following awards based on the individual director’s responsibilities in their different roles of our board of directors as follows:

Member of the board	10.0%
Chairperson of the board	9.0%
Committee chairperson:
Compensation	7.0%
Audit	11.0%
Serve on a committee:
Compensation	4.0%
Audit	5.5%

Name	Number of options
Luci Staller Altman	24,500
Richard Goldman	34,125
Charles Gwirtsman	45,500
Steven List (1)	12,323
Jay Wells	36,750

(1)
We initially awarded Mr. List 34,125 options on February 14, 2007, of which 11,375 vested upon grant. Upon his becoming our chief operating officer on March 14, 2007, our compensation committee awarded Mr. List an aggregate of 100,000 stock options as further disclosed herein under the caption “Executive Compensation — Grants of plan-based awards and our management equity plan.” In connection therewith, we agreed to accelerate the vesting of 948 options granted on February 14, 2007, the pro rata share of the 34,125 aggregate amount of the options that would have vested between February 14, 2007 and March 13, 2007. Mr. List retained the 11,375 stock options that vested upon grant and agreed to forfeit the remaining 21,802 options he received as a director on February 14, 2007.

Compensation committee interlocks and insider participation
The current members of the compensation committee are Luci Staller Altman, Richard Goldman and Charles Gwirtsman. None of the members is or has been a company officer or employee. None of our executive officers currently serves or has served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or as a director of another entity, one of whose executive officer serves or served as one of our directors or on our compensation committee.
Global Employment Solutions was party to a management consulting agreement with KRG Colorado, LLC, a company controlled by some of our stockholders and of which one of our directors, Charles Gwirtsman, is a managing director. The agreement was terminated upon the closing of our recapitalization on March 31, 2006. Under the agreement, we received management, advisory and corporate structure services from KRG Colorado for an annual fee. KRG Colorado was also eligible for a bonus fee, based on performance thresholds, for each fiscal year, and fees related to acquisitions and divestitures. On November 15, 2001, KRG Colorado agreed to waive and forgive amounts accrued as of that date. During fiscal 2005 and 2004, we paid KRG Colorado $180,000 and $90,000, respectively, in consulting fees, and such amounts were included in operating expenses in the consolidated statements of operations. In addition, we paid KRG Colorado $45,000 in consulting fees during the first quarter of 2006, and issued it 50,000 shares of our common stock, valued at $5.00 per share, upon the consummation of our recapitalization of Global Employment Solutions in consideration for financial advisory services rendered by KRG Colorado during the transaction. We believe that our agreement with KRG Colorado was on terms as favorable as could have been obtained from an unaffiliated third party.
In 2001, as part of a recapitalization of Global Employment Solutions, some of its management and debt and equity holders formed Global Investment I, LLC for the purpose of purchasing, at a discount, certain senior debt. Global Employment Solutions then issued shares of Series C preferred stock to the limited liability company to retire the senior debt and related accrued interest. KRG Colorado was one of the members of Global Investment I, was one of the senior subordinated note holders, and could at the time influence our management through the management consulting agreement described above and its affiliation with the majority of Global Employment Solutions’ shareholders at that time. Prior to the recapitalization on March 31, 2006, Global Investment I distributed its Global Employment Solutions Series C preferred stock to its members. Additionally, five other senior subordinated note holders owned shares of Global Employment Solutions Series D preferred stock and members of Global Investment I, LLC, and thus owned a pro-rata share of Global Employment Solutions Series C preferred stock. At the closing of the recapitalization, the Series C and Series D preferred stock of Global Employment Solutions were exchanged for shares of our common stock. The managers of Global Investment I distributed the securities and cash received in the recapitalization to Global Investment I’s members and thereafter liquidated and dissolved Global Investment I.
In 2001, KRG Colorado extended a loan to Global Employment Solutions in the approximate principal amount of $1,500,000 in exchange for a subordinated promissory note. Global Employment Solutions did not make any payments on the loan during the fiscal 2005 and retired the debt to KRG Colorado on the closing of the recapitalization on March 31, 2006. We believe that our agreement with KRG Colorado was on terms as favorable as could have been obtained from an unaffiliated third party.

REPORT OF THE
COMPENSATION COMMITTEE
The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by Global under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The compensation committee has reviewed and discussed the compensation discussion and analysis with management. Based on such review and discussions, the committee recommended to the board of directors, and the board has approved, the inclusion of the compensation discussion and analysis in this Amendment No.1 to the annual report on Form 10-K.

SUBMITTED BY THE COMPENSATION
COMMITTEE OF THE BOARD OF DIRECTORS*

Charles Gwirtsman, Chairman
Luci Staller Altman
Dated: May 25, 2007	Richard Goldman

*
Steven List served on our compensation committee until March 13, 2007 upon his appointment as our chief operating officer. Mr. List took part in the committee’s meetings, discussions and decisions until that point in time, except for the meetings, discussions and decisions involving the terms of his employment as our chief operating officer, but he did not review nor discuss the compensation discussion and analysis with management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth as of April 27, 2007 the beneficial ownership of our common stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.
Except as indicated in the footnotes to the table below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of April 27, 2007, we had 6,030,122 issued and 6,023,442 outstanding shares of common stock. Unless otherwise indicated, the address of each individual named below is Global’s address, 10375 Park Meadows Drive, Suite 375, Lone Tree, Colorado 80124.

	Securities beneficially owned
	Shares of
	common	Percentage of
	stock	common
	beneficially	stock
Name of beneficial owner	owned	outstanding
Principal security holders:
Howard Brill(1)	668,952	10.6%
Stephen Pennington(2)	341,033	5.6%

Directors and executive officers:
Howard Brill(1)	668,952	10.6%
Dan Hollenbach(3)	78,174	1.3%
Robert Larkin(4)	219,454	3.6%
Terry Koch(5)	155,363	2.6%
Stephen Pennington(2)	341,033	5.6%
Luci Staller Altman(6)	18,375	*
Richard Goldman(7)	21,583	*
Charles Gwirtsman(8)	237,021	3.9%
Steven List(9)	38,723	*
Jay Wells(10)	14,362	*

All directors and executive officers as a group (ten persons)	1,793,040	27.5%

*	Denotes less than 1%.

(1)
Includes 379,052 shares of common stock, 184,000 shares of common stock issuable upon conversion of a convertible note, 18,400 shares of common stock issuable upon exercise of a warrant, and 87,500 shares of common stock issuable upon exercise of options vested on February 14, 2007.

(2)
Includes 315,005 shares of common stock, 1,840 shares of common stock issuable upon conversion of a convertible note, 184 shares of common stock issuable upon exercise of a warrant, and 24,004 shares of common stock issuable upon exercise of options vested on February 14, 2007.

(3)
Includes 48,764 shares of common stock, 4,640 shares of common stock issuable upon conversion of a convertible note, 464 shares of common stock issuable upon exercise of a warrant, and 24,306 shares of common stock issuable upon exercise of options vested on February 14, 2007.

(4)
On January 2, 2007, Mr. Larkin retired from his full-time position as president of our professional employer organization, referred to herein as PEO, services segment. Mr. Larkin will continue to serve Global in a part-time consulting capacity for the foreseeable future.

(5)
Upon Mr. Larkin’s retirement, we appointed Mr. Koch as president of our PEO services segment on January 2, 2007. Includes 131,281 shares of common stock, 5,520 shares of common stock issuable upon conversion of a convertible note, 552 shares of common stock issuable upon exercise of a warrant, and 18,010 shares of common stock issuable upon exercise of options vested on February 14, 2007.

(6)
Includes 9,280 shares of common stock issuable upon conversion of a convertible note, 928 shares of common stock issuable upon exercise of a warrant, and 8,167 shares of common stock issuable upon exercise of options vested on February 14, 2007.

(7)
Includes 9,280 shares of common stock issuable upon conversion of a convertible note, 928 shares of common stock issuable upon exercise of a warrant, and 11,375 shares of common stock issuable upon exercise of options vested on February 14, 2007.

(8)
Includes (i) 5,005 shares of common stock directly owned by Mr. Gwirtsman, (ii) 3,754 shares owned by his spouse, (iii) 1,001 shares held by his spouse as custodian for his children, (iv) 104,446 shares owned by KRG Capital Management, L.P., of which Mr. Gwirtsman is a managing director, (v) 58,023 shares owned by KRG Colorado, LLC, of which Mr. Gwirtsman is a managing director, (vi) 29,385 shares owned by Capital Resources Growth, Inc., of which Mr. Gwirtsman is the President and sole shareholder, (vii) 18,400 shares of common stock issuable upon conversion of a convertible note and 1,840 shares of common stock issuable upon exercise of a warrant owned by Gwirtsman Family Partners, LLC, of which Mr. Gwirtsman is the manager and a member, and (viii) 15,167 shares of common stock issuable upon exercise of options vested on February 14, 2007. For the securities owned by KRG Capital Management and KRG Colorado, Mr. Gwirtsman shares voting and investment power with the other managing directors thereof.

(9)
Includes 24,000 shares of common stock issuable upon conversion of a convertible note, 2,400 shares of common stock issuable upon exercise of a warrant, 11,375 shares of common stock issuable upon exercise of options vested on February 14, 2007, and 948 shares of common stock issuable upon exercise of options vested on March 13, 2007.

(10)
Includes 1,920 shares of common stock issuable upon conversion of a convertible note, 192 shares of common stock issuable upon exercise of a warrant, and 12,250 shares of common stock issuable upon exercise of options vested on February 14, 2007.

Securities authorized for issuance under equity compensation plans
The table below sets forth, as of December 31, 2006, information about our common stock that may be issued upon the exercise of options under our 2006 Stock Plan. We did not award any stock options or stock grants under our 2006 Stock Plan during fiscal year 2006.

Number of
securities
remaining
	Number of		available for
	securities to		future issuance
	be issued		under equity
	upon	Weighted	compensation
	exercise of	average exercise	plans	Total of
	outstanding	price of	(excluding	securities
	options,	outstanding	securities	reflected in
	warrants	options, warrants	reflected in	columns
	and rights	and rights	column (a))	(a) and (c)
Plan category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders	—	$—	2,100,000	2,100,000

Equity compensation plans not approved by security holders	—	—	—	—

TOTAL	—	$—	2,100,000	2,100,000
As of the date of this annual report, 1,001,198 shares of our common stock were issuable upon exercise of outstanding stock options, with a weighted average exercise price of $5.04 per share. As of the same date, the total amount of our common stock remaining available for future issuance under our 2006 Stock Plan was 1,098,802.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with persons holding 5% or more of our outstanding common stock, directors and management
Global Employment Solutions was party to a management consulting agreement with KRG Colorado, LLC, a company controlled by some of our stockholders and of which one of our directors, Charles Gwirtsman, is a managing director. The agreement was terminated upon the closing of our recapitalization on March 31, 2006. Under the agreement, we received management, advisory and corporate structure services from KRG Colorado for an annual fee. KRG Colorado was also eligible for a bonus fee, based on performance thresholds, for each fiscal year, and fees related to acquisitions and divestitures. On November 15, 2001, KRG Colorado agreed to waive and forgive amounts accrued as of that date. During fiscal 2005 and 2004, we paid KRG Colorado $180,000 and $90,000, respectively, in consulting fees, and such amounts were included in operating expenses in the consolidated statements of operations. In addition, we paid KRG Colorado $45,000 in consulting fees during the first quarter of 2006, and issued it 50,000 shares of our common stock, valued at $5.00 per share, upon the consummation of our recapitalization of Global Employment Solutions in consideration for financial advisory services rendered by KRG Colorado during the transaction. We believe that our agreement with KRG Colorado was on terms as favorable as could have been obtained from an unaffiliated third party.
In 2001, as part of a recapitalization of Global Employment Solutions, some of its management and debt and equity holders formed Global Investment I, LLC for the purpose of purchasing, at a discount, certain senior debt. Global Employment Solutions then issued shares of Series C preferred stock to the limited liability company to retire the senior debt and related accrued interest. KRG Colorado was one of the members of Global Investment I, was one of the senior subordinated note holders, and could at the time influence our management through the management consulting agreement described above and its affiliation with the majority of Global Employment Solutions’ shareholders at that time. Prior to the recapitalization on March 31, 2006, Global Investment I distributed its Global Employment Solutions Series C preferred stock to its members. Additionally, five other senior subordinated note holders owned shares of Global Employment Solutions Series D preferred stock and were members of Global Investment I, LLC, and thus owned a pro-rata share of Global Employment Solutions Series C preferred stock. At the closing of the recapitalization, the Series C and Series D preferred stock of Global Employment Solutions were exchanged for shares of our common stock. The managers of Global Investment I distributed the securities and cash received in the recapitalization to Global Investment I’s members and thereafter liquidated and dissolved Global Investment I.
In 2001, KRG Colorado extended a loan to Global Employment Solutions in the approximate principal amount of $1,500,000 in exchange for a subordinated promissory note. Global Employment Solutions did not make any payments on the loan during fiscal 2005 and retired the debt to KRG Colorado on the closing of the recapitalization on March 31, 2006. We believe that our agreement with KRG Colorado was on terms as favorable as could have been obtained from an unaffiliated third party.
On September 28, 2006 and effective September 29, 2006 we entered into a convertible note and warrant sale agreement with Amatis Limited and a number of purchasers named therein. Pursuant to the agreement, Amatis Limited sold an aggregate of $18,170,000 principal amount of our senior secured convertible notes and warrants to purchase our common stock for an aggregate sale price of $15,807,900, representing 87% of the principal amount. Amatis Limited had acquired the notes and warrants upon issuance in connection with our March 31, 2006 recapitalization. Among the purchasers, our directors and executive officers purchased $2,303,000 principal amount of the notes together with warrants to purchase 36,848 shares of our common stock. Our directors and officers purchased the notes and warrants on the same terms as non-related purchasers. The notes bear interest at 8% (increased to 9.5% during a specified period, as further described below), payable in arrears on the first day of each January, April, July and October. We did not pay any principal on any of our notes during fiscal 2006.

The table below sets forth the names of our directors and executive officers who purchased notes and warrants, each person’s relationship to us, the principal amount of notes each purchased, and the amount of interest we paid to each such person during fiscal 2006:

Name	Relationship	Principal Amount		Interest Earned
Howard Brill	President, chief executive officer and director	$1,150,000		$46,000
Dan Hollenbach	Chief financial officer	$29,000		$1,160
Terry Koch	President of PEO services	$34,500		$1,380
Steven List	Chief operating officer	$150,000		$6,000
Stephen Pennington	President of staffing services	$11,500		$460
Luci Staller Altman	Director	$58,000		$2,320
Richard Goldman	Director	$58,000		$2,320
Charles Gwirtsman	Director	$115,000	(1)	$4,600	(2)
Jay Wells	Director	$12,000		$480

(1)	Purchased by Gwirtsman Family Partners, LLC of which Mr. Gwirtsman is the manager and a member.

(2)	Paid to Gwirtsman Family Partners, LLC of which Mr. Gwirtsman is the manager and a member.
On February 28, 2007, we entered into a new credit agreement with CapitalSource Finance LLC and amended the terms of our senior secured convertible notes. In consideration for the consent thereto by the holders of our senior secured convertible notes and series A preferred stock, we agreed to conduct an offering for cash of at least $5 million of our common stock in a private placement or public offering to close no later than September 30, 2007. If we have not closed the offering by September 30, 2007, we are obligated to call upon the commitments we have received from Howard Brill, our president and chief executive officer, Charles Gwirtsman, the chairman of our board of directors, and John Borer, managing director of Rodman & Renshaw, LLC, also referred herein as the stand-by purchasers, to purchase an aggregate of $3 million of common stock on September 30, 2007. We do not believe that Mr. Borer or Rodman & Renshaw, LLC are related parties pursuant to Item 404 of Regulation S-K. If the dollar amount of common stock sold after February 28, 2007 and prior to September 30, 2007 exceeds $2 million, the obligation of the stand-by purchasers will be reduced by the amount of such excess with such reduction being allocated among them in proportion to their respective purchase commitments. The purchase price for the shares of common stock to be purchased by each stand-by purchaser will be equal to the volume weighted average price per share of our common stock for the ten consecutive trading day period ending on September 29, 2007 as reported by Bloomberg (or, if Bloomberg terminates such reporting, then using such other reporting system as our board of the directors may designate in good faith) on the primary national or regional securities exchange or quotation system on which our common stock is then listed or quoted; provided, that if we have not conducted the offering in good faith using commercially reasonable efforts the purchase price for the shares shall be the higher of that price or $4.00 per share. The purchase price paid by the stand-by purchasers may be paid in cash, by delivery to us of our convertible notes held by such stand-by purchaser having an aggregate principal amount, including accrued interest, equal to the purchase price of the common stock to be so purchased, or a combination thereof, at the election of the stand-by purchaser making such payment. We will issue to each stand-by purchaser a warrant to purchase one share of common stock for each share purchased by such stand-by purchaser at an exercise price equal to 120% of the price at which the common stock is purchased. The warrants will expire on the seventh anniversary of issuance; provided, however, that no warrants shall be issued with respect to any portion of the common stock purchased by such stand-by purchasers through the surrender of convertible notes.
As further consideration for the consent of the holders of our senior secured convertible notes to the refinancing described above, we agreed to increase the interest rate on our convertible notes from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which we have issued at least $5 million of common stock for cash or, if such common stock has not been issued by September 30, 2007, the date on which the stand-by purchasers have purchased an aggregate of $3 million of common stock, as described above.
We have entered into indemnification agreements with members of our management and our directors.
Review, approval or ratification of transactions with related persons
It is our policy that all employees and directors, as well as their family members, must avoid any activity that is or has the appearance of conflicting with our business interest. This policy is included in our code of conduct. Each director and executive officer is instructed to always inform the chairman of our board of directors and corporate secretary when confronted with any situation that may be perceived as a conflict of interest. In addition, at least annually, each director and executive officer completes a detailed questionnaire specifying any business relationship that may give rise to a conflict of interest. Our board of directors reviews all relevant information, including the amount of all business transactions involving us and any entity with which a director or executive officer is associated, and takes necessary action.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
REPORT OF THE
AUDIT COMMITTEE
The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by Global under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Global’s board of directors established the audit committee in conjunction with the March 31, 2006 recapitalization. Prior to the recapitalization, Global had a single director and no audit committee. That director resigned on March 31, 2006. The current members of the audit committee are Richard Goldman and Jay Wells, each a non-employee member of Global’s board of directors meeting the independence standard under the NASDAQ rules. Mr. Wells is the chairman of the audit committee, and he qualifies as an audit committee financial expert as defined under SEC rules. Between March 31, 2006 and March 13, 2007, Steven List was a member of the audit committee. Mr. List resigned from the committee upon his appointment as Global’s chief operating officer. While a member of the committee, Mr. List met the requirements for independence under the NASDAQ rules. Global’s board of directors has adopted a written charter for the audit committee, a copy of which is available on Global’s website at www gesnetwork.com under “Investor Relations” and “Corporate Governance.” The audit committee has prepared the following report detailing its policies and responsibilities relating to the auditing of Global’s consolidated financial statements.
The audit committee is responsible for providing independent, objective oversight of Global’s accounting functions and internal controls. Management is responsible for Global’s internal controls and financial reporting process. The independent accountants are responsible for performing an audit of Global’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The audit committee’s responsibility is to monitor and oversee these processes. In this regard, the committee meets separately at most regular committee meetings with management and Global’s outside independent auditors. The committee has the authority to conduct or authorize investigations into any matters within the scope of its responsibilities and the authority to retain such outside counsel, experts, and other advisors as it determines appropriate to assist it in the conduct of any such investigation. In addition, the committee approves, subject to stockholder ratification, the appointment of Global’s outside independent auditor, and pre-approves all audit and non-audit services to be performed by the independent auditor.
In connection with these responsibilities, the audit committee met with management and the independent accountants and discussed the December 31, 2006 consolidated financial statements. The audit committee also discussed with the independent accountants the matters required by statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards , Vol. 1, AU section 380 Communication with Audit Committees). The audit committee also received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 ( Independence Discussions with Audit Committees ), and discussed with the independent accountants the firm’s independence. In particular, the audit committee considered whether the provision of the services set forth below under “Audit Related Fees,” “Tax Fees” and “All Other Fees” is compatible with maintaining the independence of the auditors and determined that no independence issues arose as a result of such services.
Based upon the audit committee’s discussions with management and the independent accountants, and its review of the representations of management and the independent accountants, the audit committee recommended to Global’s board of directors that the December 31, 2006 consolidated financial statements be included in Global’s annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC.

All members of the Audit Committee concur in this report:

SUBMITTED BY THE AUDIT COMMITTEE OF
THE BOARD OF DIRECTORS *

Jay Wells, Chairman
Richard Goldman

*
Steven List served on our compensation committee until March 13, 2007 upon his appointment as our chief operating officer. Mr. List took part in the committee’s meetings and decisions until that point in time but he did not take part in drafting or submitting this report of the audit committee.

INDEPENDENT AUDIT FEES AND RELATED MATTERS
In connection with the closing of the recapitalization, on March 31, 2006, we dismissed Marcum & Kliegman as Global Employment Holdings’ principal accountant and retained Mayer Hoffman McCann P.C. as our new principal accountant. Mayer Hoffman McCann has been the principal accountant for Global Employment Solutions since 2005. Our board of directors approved the decision to change our principal accountant. Marcum & Kliegman’s reports on the financial statements for the fiscal years ended 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal 2004 and 2005 we had no disagreements with Marcum & Kliegman on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. We had not consulted with Mayer Hoffman & McCann on any matter prior to engaging it as our principal accountant. We expect that a representative of Mayer Hoffman & McCann will be present at the annual meeting and available to respond to appropriate questions from our stockholders. The representative will have an opportunity to make a statement to the stockholders if the representative desires to do so. For fiscal 2006 and 2005, we incurred fees for independent audit services as discussed below, including fees incurred by Global Employment Solutions prior to the March 31, 2006 recapitalization.
Audit Fees: Fees for audit services totaled approximately $525,000 in fiscal 2006 and $243,000 in fiscal 2005, including fees associated with the annual audits, reaudit of our fiscal 2005 and 2004 financial statements, reviews of our quarterly reports on Form 10-Q, Form 8-K’s, S-1 and prospectus in connection with our recapitalization in March 2006, and audit services provided in connection with other statutory or regulatory filings. In fiscal 2006 and fiscal 2005, none of the audit fees above included fees from work related to the attestation of management’s report on the effectiveness of internal control over financial reporting according to the requirements of Section 404 of the Sarbanes Oxley Act of 2002.
Audit-Related Fees: Fees for audit-related services totaled $57,000 in fiscal 2006 and $0 in fiscal 2005. Audit-related services principally included accounting consultations in connection with the acquisition of Career Blazers.
Tax Fees: Mayer Hoffman & McCann performed tax services for Global during fiscal 2006. Fees for tax services, including tax compliance, tax advice and tax planning, totaled $40,000 in fiscal 2006 and $60,000 for 2005.
All Other Fees. We did not incur any other accounting or audit-related fees than those reported above in fiscal 2006 and fiscal 2005.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
We have adopted a policy requiring pre-approval by our audit committee of all fees and services of our independent registered public accounting firm, including all audit, audit-related, tax, and other legally-permitted services. Under the policy, a detailed description of each proposed service is submitted to the audit committee jointly by the independent auditors and our chief financial officer, together with a statement from the independent auditors that such services are consistent with the SEC’s rules on auditor independence. The policy permits the audit committee to pre-approve lists of audit, audit-related, tax, and other legally-permitted services. The maximum term of any pre-approval is 12 months. Additional pre-approval is required for services not included in the pre-approved categories and for services exceeding pre-approved fee levels. The policy allows the audit committee to delegate its pre-approval authority to one or more of its members provided that a full report of any pre-approval decision is provided to the full audit committee at its next scheduled meeting. Our audit committee pre-approved all audit and permissible non-audit services provided by Mayer Hoffman & McCann in fiscal 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of this Amendment No. 1 to the Annual Report:
(3) Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Amendment No. 1 to the Annual Report.

31.1*	Rule 13a-14(a) Certification of CEO of Global Employment Holdings, Inc.

31.2*	Rule 13a-14(a) Certification of CFO of Global Employment Holdings, Inc.

32.1*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Employment Holdings, Inc. Registrant
	By:	/s/ Howard Brill
May 25, 2007		Howard Brill
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25 th day of May, 2007.
Principal Executive Officer and Director:

/s/ Howard Brill	President and Chief Executive Officer and
Howard Brill	Director
Principal Financial and Accounting Officer:

/s/ Dan Hollenbach	Chief Financial Officer, Treasurer and
Dan Hollenbach	Secretary
Directors:

/s/ Luci Staller Altman Luci Staller Altman	Director

/s/ Charles Gwirtsman Charles Gwirtsman	Director

/s/ Richard Goldman Richard Goldman	Director

/s/ Steven List Steven List	Chief Operating Officer and Director

/s/ Jay Wells Jay Wells	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended

32.1	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)