Form 10-Q
period 2007-07-01
Global Employment Holdings, Inc.
filed 2007-08-15
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2069359
(State of Incorporation)	(IRS Employer Identification No.)

10375 Park Meadows Drive, Suite 375
Lone Tree, Colorado	80124
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
At July 1, 2007, the total number of outstanding shares of our Common Stock ($.0001 par value) was 6,023,752.

GLOBAL EMPLOYMENT HOLDINGS, INC.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	July 1,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$496,000	$58,000
Accounts receivable, net	27,565,000	23,478,000
Deferred income taxes	2,080,000	2,095,000
Prepaid expenses and other current assets	3,387,000	2,603,000

Total current assets	33,528,000	28,234,000

Property and equipment, net	1,353,000	1,168,000
Deferred income taxes	8,155,000	7,796,000
Other assets, net	1,886,000	1,256,000
Intangibles	6,607,000	—
Goodwill	19,398,000	18,748,000

Total assets	$70,927,000	$57,202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$1,804,000	$2,176,000
Accounts payable	392,000	614,000
Accrued liabilities	24,485,000	19,542,000
Current portion of long-term debt	3,500,000	2,903,000
Line of credit	9,913,000	9,049,000

Total current liabilities	40,094,000	34,284,000

Warrant liability	13,214,000	24,496,000
Warrant liability due to related parties	411,000	912,000
Long-term debt, net of unamortized discount of $8,145,000 $9,019,000 for fiscal 2007 and 2006, respectively	21,431,000	13,781,000
Long-term debt due to related parties, net of unamortized discount of $855,000 and $946,000 for fiscal 2007 and 2006, respectively	1,449,000	1,357,000
Mandatorily redeemable preferred stock, net of unamortized discount of $10,836,000 and $11,510,000 for fiscal 2007 and 2006, respectively	3,264,000	2,013,000

Total liabilities	79,863,000	76,843,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 75,000,000 shares authorized; 6,030,432 issued, 6,023,752 outstanding in 2007, 6,030,122 issued, 6,023,442 outstanding in 2006	1,000	1,000
Treasury Stock, at cost, 6,680 for fiscal 2007 and 2006	—	—
Additional paid in capital	24,687,000	23,760,000
Accumulated deficit	(33,624,000)	(43,402,000)

Total stockholders’ equity (deficit)	(8,936,000)	(19,641,000)

Total liabilities and stockholders’ equity (deficit)	$70,927,000	$57,202,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
REVENUES, net	$80,960,000	$64,619,000	$44,338,000	$33,411,000
COST OF SERVICES	58,924,000	46,011,000	32,479,000	23,701,000

GROSS PROFIT	22,036,000	18,608,000	11,859,000	9,710,000

OPERATING EXPENSES
Selling, general and administrative	18,210,000	14,176,000	9,476,000	6,746,000
Depreciation and amortization	1,097,000	303,000	753,000	151,000

Total operating expenses	19,307,000	14,479,000	10,229,000	6,897,000

OPERATING INCOME	2,729,000	4,129,000	1,630,000	2,813,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(4,530,000)	(2,329,000)	(2,356,000)	(2,214,000)
Fair market valuation of warrant liability	11,783,000	1,047,000	9,503,000	1,047,000
Other income (expense)	(413,000)	(3,398,000)	(17,000)	(208,000)

Total other income (expense), net	6,840,000	(4,680,000)	7,130,000	(1,375,000)

INCOME (LOSS) BEFORE INCOME TAXES	9,569,000	(551,000)	8,760,000	1,438,000

INCOME TAX (BENEFIT) EXPENSE	(209,000)	(190,000)	(28,000)	108,000

NET INCOME (LOSS)	$9,778,000	($361,000)	$8,788,000	$1,330,000

Basic earnings (loss) per share of common stock	$1.62	$(0.07)	$1.46	$0.22

Weighted average number of basic common shares outstanding	6,023,752	5,460,622	6,023,752	6,030,928

Diluted earnings (loss) per share of common stock	$0.97	$(0.07)	$0.77	$0.21

Weighted average number of diluted common shares outstanding	12,715,186	5,460,622	13,126,258	13,092,669
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Six months ended July 1, 2007

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total
Balances at December 31, 2006	$—	—	$1,000	6,030,122	$—	(6,680)	$23,760,000	$(43,402,000)	$(19,641,000)
Fractional share adjustment	—	—	—	310	—	—	—	—	—
Grant of stock options	—	—	—	—	—	—	927,000	—	927,000
Net income	—	—	—	—	—	—	—	9,778,000	9,778,000

Balances at July 1, 2007	$—	—	$1,000	6,030,432	$—	(6,680)	$24,687,000	$(33,624,000)	$(8,936,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended
	July 1,	July 2,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,778,000	$(361,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	285,000	280,000
Amortization of intangibles and other assets	812,000	23,000
Amortization of debt discount and issuance costs	1,206,000	793,000
Bad debt expense	39,000	269,000
Deferred taxes	(344,000)	(190,000)
Restricted common stock compensation expense	—	80,000
Issuance of common stock to KRG Colorado, LLC for services	—	250,000
Issuance of common stock to former shareholders of R&R Acquisition I, Inc.	—	905,000
Offering costs	—	(1,049,000)
Accretion of preferred stock	577,000	264,000
Amortization of warrant discount on preferred stock	674,000	352,000
Stock option compensation expense	927,000	—
Fair market valuation of warrant liability	(11,783,000)	(1,047,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,224,000)	(3,857,000)
Prepaid expenses and other	(812,000)	217,000
Accounts payable	(283,000)	(237,000)
Income taxes payable	—	(228,000)
Accrued expenses and other liabilities	3,454,000	4,127,000

Net cash flows provided by operating activities	3,306,000	591,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(398,000)	(313,000)
Acquisition of Career Blazers, net of cash and cash equivalents acquired	(9,600,000)	—

Net cash flows used in investing activities	(9,998,000)	(313,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(372,000)	436,000
Net borrowings on revolving credit facility	864,000	5,418,000
Borrowings on term note	12,000,000	5,000,000
Repayments of term note	(4,625,000)	(397,000)
Proceeds from convertible debt	—	30,000,000
Debt issuance costs	(737,000)	(1,767,000)
Reduction of KRG subordinated note	—	(1,460,000)
Reduction of shareholder subordinated debt	—	(14,064,000)
Issuance of preferred stock	—	12,750,000
Issuance of common stock	—	4,250,000
Repurchase of preferred stock and restricted common stock	—	(40,520,000)

Net cash flows provided by (used in) financing activities	7,130,000	(354,000)

Net increase in cash and cash equivalents	438,000	(76,000)
Cash and cash equivalents, beginning of period	58,000	138,000

Cash and cash equivalents, end of period	$496,000	$62,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$237,000	$228,000

Cash paid during the period for interest	$2,057,000	$301,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The consolidated condensed balance sheet as of December 31, 2006 presented herein has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.
Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.
Global Employment Holdings, Inc. or Holdings, was formed in Delaware in 2004. On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solution’s, or GES, outstanding equity securities. Also on March 31, 2006, GES entered into a merger agreement with a wholly owned subsidiary of ours, resulting in GES being 100% owned by us. Holdings did not have any operations before March 31, 2006. GES was formed in 1998 and developed its platform and scale through a series of acquisitions of staffing and PEO businesses during 1998 and 1999.
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
Fiscal Periods
The Company’s fiscal year is based on a 52/53-week cycle ending on the Sunday closest to each calendar year end. For each quarter and for the six months in 2007 and 2006, the Company had 13 and 26 week periods, respectively.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Consolidation
The consolidated condensed financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of items in prior periods’ financial statements have been made to conform to the current period presentation.
Cash and Cash Equivalents
Our policy is to invest any cash in excess of operating requirements in highly liquid, income-producing investments. We consider such investments with maturities of three months or less at the time of purchase to be cash equivalents.
Financial Instruments
The Company does not believe that its financial instruments, primarily cash and cash equivalents, and accounts receivable are subject to significant concentrations of credit risk. The Company’s cash periodically exceeds the FDIC limits on insured balances. Maintaining deposits with major banks mitigates this risk. Credit is extended based on an evaluation of the customer’s financial condition and, if necessary, a deposit or some other form of collateral or guarantee is obtained. Credit losses have generally been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers and their dispersion across many different industries and geographic locations nation-wide as well as customer payment terms in the PEO segment and contingency division of our staffing segment. The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value because of the short maturity of the instruments. The fair value of the Company’s debt instruments approximates the carrying value based on current rates available to the Company for debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock as well as stock options issued to employees and directors are valued at estimated fair market value utilizing a Black-Scholes option pricing model.
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
Temporary service and contingency revenues are recognized as our employees render services to customers. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.
All revenues are earned in the United States.
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Outstanding warrants and stock options were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and stock options would be anti-dilutive as the conversion or exercise price was in excess of the average stock price for the period measured. Outstanding warrants and other dilutive securities to purchase 10,403,800 shares of common stock for the six months ended July 2, 2006 were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive due to the loss incurred. A reconciliation of basic and diluted net income and common shares outstanding for the other six and three month periods is presented below:

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Six months ended	Three months ended
	July 1, 2007	July 1, 2007	July 2, 2006
Basic net income	$9,778,000	$8,788,000	$1,330,000
Convertible debt interest and amortization, net of tax	1,343,000	681,000	789,000
Preferred stock accretion and amortization	1,251,000	619,000	607,000

Diluted net income	$12,372,000	$10,088,000	$2,726,000

Weighted average number of basic common shares outstanding	6,023,752	6,023,752	6,030,928
Impact of the assumed conversion or exercise of:
Convertible notes	3,880,960	3,880,960	4,800,000
Convertible debt make whole	384,740	769,481	—
Preferred stock	2,425,734	2,452,065	2,261,741

Weighted average number of diluted common shares outstanding	12,715,186	13,126,258	13,092,669

Workers’ Compensation
The Company maintains guaranteed cost policies for workers compensation coverage in the states in which it operates, with minimal loss retention for employees in our commercial division of the staffing services segment. Under these policies the Company is required to maintain refundable deposits, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, of $1,976,000 and $2,007,000 as of July 1, 2007 and December 31, 2006, respectively. Additionally, the Company was required to maintain a letter of credit in the amount of $300,000. The letter of credit was released on July 23, 2007.
The Company had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of July 1, 2007, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. As of July 1, 2007 and December 31, 2006, the estimated claims under this program were $2,037,000, and are reported within accrued liabilities in the accompanying consolidated condensed balance sheets. Our policy is to use the estimated undiscounted workers’ compensation claims associated with the large deductible insurance program when determining our obligation thereunder. These workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. These claim estimates are continually reviewed by the Company’s risk management department, and annually by an independent actuary, and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.
Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts of $657,000 and $431,000 at July 1, 2007 and December 31, 2006, respectively. The increase was primarily due to the addition of the Career Blazer allowance.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,704,000 and $2,849,000 at July 1, 2007 and December 31, 2006, respectively.
In 2004 and 2005, we capitalized costs associated with customized internal-use software systems that reached the application stage and meet recoverability tests under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1). All software costs capitalized under SOP 98-1 are depreciated over an estimated useful life of 3 to 5 years.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the subsidiaries disclosed in Note A in the notes to the consolidated financial statements included in Item 15 of our annual report on Form 10-K. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, (SFAS 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. Pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of July 1, 2007. Identifiable intangible assets are recorded net of $811,000 of accumulated amortization at July 1, 2007. The increase in goodwill and the identifiable intangible assets are described in Note 9.
Taxes Collected from Customers and Remitted to Governmental Authorities
In accordance with the disclosure requirements of EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), we report taxes gross and such amounts are not significant to our consolidated net revenues.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. The Company adopted FIN 48 effective as of the beginning of 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations.
In March, 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 155 had no impact on our consolidated financial position or results of operations.
3. Bank Debt
In connection with the asset purchase agreement of Career Blazers, on February 28, 2007, the Company and its subsidiaries entered into a new Credit and Security Agreement (“the facility”) with CapitalSource Finance, LLC (“CapitalSource”). The facility provides for a revolving line of credit and letters of credit collateralized by the Company’s accounts receivable, with a borrowing capacity of $18.0 million, limited to 85% of eligible billed accounts receivable and 49% of unbilled accounts receivable. Interest on the line of credit is payable at prime rate plus 2.25% or the applicable 30, 60 or 90 day LIBOR plus 3.5% (8.86% at July 1, 2007). A fee of 0.5% per annum is payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 is charged. In addition, the facility provides for up to $12.0 million borrowing under the term note. The term note bears interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0% (10.36% at July 1, 2007). Quarterly payments of $875,000 on the term note are payable beginning June 30, 2007. The facility expires in December 2010.
At July 1, 2007 the outstanding balance of the term note was $11,125,000 and the borrowing availability under the revolving facility was $3,834,000.
The facility includes various financial and other covenants with which the Company must comply in order to maintain borrowing availability and avoid penalties, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the facility contains a provision that allows the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurs. The Company was in compliance with its loan covenants as of July 1, 2007.
In connection with the share purchase agreement and recapitalization on March 31, 2006, the Company and its subsidiaries amended the Credit and Security Agreement with Wells Fargo Bank (“Wells Fargo”) for revolving credit borrowings and letters of credit collateralized by the Company’s accounts receivable and increased its borrowing capacity to $20 million, including up to $5.0 million borrowing under a term facility. The agreement was to expire in July 2009.
In conjunction with the new senior credit facility described above, all outstanding debt with Wells Fargo was paid in full on February 28, 2007 and the Wells Fargo credit and security agreement was terminated. In connection with the pay off of the Wells Fargo facility the Company collateralized two letters of credit in the total amount of $525,085 with $551,000 of cash. On July 23, 2007, one of the letters of credit was released and $300,000 of cash was transferred into our operating account.
The Wells Fargo agreement included various financial and other covenants with which the Company had to comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, annual capital expenditure limitations and restrictions on the payment of dividends. The Company was in default of its loan covenants as of December 31, 2006 with regard to the minimum net income and net worth requirements. There was no impact of the covenant violation on our operations due to the payoff of the Wells Fargo debt and the facility outlined above.
4. Convertible Notes
On March 31, 2006, we issued $30 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly.
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
The notes are convertible at a holder’s option at any time prior to maturity into shares of our common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. Our stock is not currently trading at 200% of the conversion price.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
We may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If we so redeem the notes, we must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of our senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which we must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of July 1, 2007, we were in compliance with this covenant.
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
On February 28, 2007, in consideration for consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of our senior debt and amendment of our convertible notes, the Company agreed to the following:
•
Holdings will conduct an offering of at least $5 million of our common stock in a private placement or public offering to close no later than September 30, 2007. The common stock shall be issued for cash consideration.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
(* — includes 36,848 held by related parties)
6. Warrant and conversion feature valuation
We applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features using a Black-Scholes option pricing model. This will be adjusted quarterly to the fair market value based upon then current market conditions. During the first quarter of 2006, we recorded an initial valuation liability of $29,414,000, which represented a non-cash adjustment to the carrying value of the related financial instruments. During 2007 and 2006, we decreased the warrant liability by $11,783,000 and $1,047,000, respectively. This amount was recorded as an adjustment to interest expense.
7. Income Taxes
We have established a valuation allowance of $744,000 against our net deferred tax assets as of July 1, 2007 and December 31, 2006. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. We determined that the net deferred tax assets related to certain state net operating loss carry forwards should remain subject to an allowance until we have forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the three and six months of 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, stock option expense, amortization of goodwill and FICA tip credits.
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
The compensation cost that has been charged against income for this plan was $927,000 for 2007. $66,000 of tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements during 2007.
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
The Company granted equity share options that have the following basic characteristics:
•	The stock options are granted at-the-money;

•	Exercisability is conditional only on performing service through the vesting date;

•	If an employee terminates service prior to vesting, the employee would forfeit the stock options;

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
•	If an employee terminates service after vesting, the employee would have a limited time to exercise the stock options (typically 30-90 days); and

•	The stock options are nontransferable and nonhedgeable.

•	The Company utilizes the Black-Scholes closed-form model for valuing its employee stock options.
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
A summary of option activity under the 2006 Stock Plan as of July 1, 2007, and changes during the six months then ended is presented below:

			Weighted Avg.
		Weighted Avg.	Remaining	Weighted Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
	Stock Options	Price	Life in Years	Fair Value	Value
As of 12/31/2006
Outstanding	—	—	—	—	—
Vested	—	—	—	—	—
Nonvested	—	—	—	—	—

Period activity
Issued	1,038,161	$5.02	—	$2.66	—
Exercised	—	—	—	—	—
Forfeited	45,815	$5.00	—	$2.62	—
Expired	—	—	—	—	—

As of 7/1/2007
Outstanding	992,346	$5.02	9.66	$2.66	$—
Vested	285,335	$5.00	9.64	$2.62	$—
Nonvested	707,011	$5.03	9.66	$2.67	$—
Outstanding:

			Weighted Avg.
		Weighted Avg.	Remaining
Range of	Stock Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life in Years
$3.75 - $5.25	992,346	$5.02	9.66

	992,346	$5.02	9.66

Exercisable:

		Weighted Avg.
Range of	Stock Options	Exercise
Exercise Prices	Exercisable	Price
$3.75 - $5.25	285,335	$5.00

	285,335	$5.00

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Assumptions:

FY 2007
Expected Volatility	51.6% - 55.3%
Weighted Average Volatility	51.77%
Expected Dividends	0.00
Expected Term (In years)	5.5 - 6.0
Risk-Free Rate	4.68%

Total intrinsic value of options exercised:	$0
Total fair value of shares vested:	$748,620
As of July 1, 2007, there was $1,575,000 of unrecognized compensation cost related to nonvested shares granted under the 2006 Stock Plan. Total cost is expected to be recognized over a weighted average period of 1.28 years utilizing the straight line method adjusted for actual and expected nonvested forfeitures.
9. Acquisition
On February 28, 2007, Holdings closed the asset purchase agreement with Career Blazers. Under the agreement, Holdings purchased substantially all of the property, assets and business of the parties to the agreement for an aggregate purchase price of $10,250,000, as adjusted based on the amount of net working capital of the purchased business. The purchase price consists of a cash payment of $9,000,000 at closing and a contingent payment of $1,250,000 in November 2008 or January 2009 depending on when and if certain conditions, tied to the gross revenue received from the purchased business’ largest customer, are met. Holdings financed the purchase with the CapitalSource senior credit facility as previously discussed.
Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, provides temporary, “payrolling” services, also referred to as contingency services, and permanent staffing and related services to clients in the northeastern region. The acquisition allows Holdings to expand our operations into these markets not previously served by us. The following factors were primary reasons that contributed to the estimated goodwill and intangible assets that will be recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base. The contingent payment will be allocated to the identifiable customer at the time the payment is made.
The results of operations for four months of Career Blazers were included in our consolidated financial statements beginning February 26, 2007.
The preliminary condensed unaudited balance sheet of Career Blazers at February 25, 2007 is presented below. The Company is currently in the process of completing a valuation of the identifiable intangible assets and determining the final working capital adjustment, if any. The allocation of such assets and the related deferred tax consequences, if any, may change.

Current assets	$2,979,000
Property and equipment, net.	72,000
Other assets	19,000
Intangible assets	7,418,000
Goodwill	650,000

Total assets acquired	11,138,000

Current liabilities	1,538,000
Long term debt	—

Total liabilities assumed	1,538,000

Net assets acquired	$9,600,000

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The unaudited preliminary allocation of the identifiable intangible assets is as follows:

	Preliminary	Amortization
Identifiable intangible assets	valuation	period
Trademark and trade name	$2,292,000	3 years
Non-compete agreements	635,000	1 year
Temporary employee data base	49,000	3 months
Customer relationships	4,442,000	5 years

Total intangible assets	$7,418,000

The weighted average amortization period for the identifiable intangible assets is 4.0 years.
The $650,000 of goodwill recorded in the acquisition of Career Blazers is also deductible for tax purposes over a fifteen year period. The assets acquired and recorded are included in the staffing segment included in Note 10, including the increase of goodwill and other intangible assets.
Introduction to the Unaudited Pro Forma Condensed Combining Statement of Operations
The Unaudited Pro Forma Condensed Combining Statement of Operations for the six months ended July 1, 2007 and July 2, 2006 represents the historical statement of operations as if the acquisition had been consummated on January 2, 2007 and 2006, respectively.
You should read this information in conjunction with the:
•	Accompanying notes to the Unaudited Pro Forma Condensed Combining Statement of Operations; and

•
Separate historical financial statements and footnotes of Career Blazers Personnel Services, Inc. and Subsidiaries for the fiscal year ended December 31, 2006 as filed on Form 8-K/A on May 18, 2007; and

•
Separate historical financial statements and footnotes of Global Employment Holdings, Inc., included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 as filed April 17, 2007.

We present the unaudited pro forma condensed combined financial information for informational purposes only. The pro forma information is not necessarily indicative of what our operating results actually would have been had we completed the merger on January 2, 2007 or 2006, respectively. In addition, the unaudited pro forma condensed combining financial information does not purport to project the future financial position or operating results of the Company.
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
(2) PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS
(a)	To reclassify insurance expense classified as SG&A by Holdings.

(b)	To eliminate an agreement with a third party service provider for back office functions that was terminated as Holdings now performs the activities covered by the previous agreement.

(c)	To record interest expense on additional borrowings on the term note and revolving line of credit at a weighted average rate of approximately 9.6%.

(d)	To eliminate the expense related to the repayment of debt which would have been recorded in the previous fiscal year.

(e)	To record the net tax expense of Career Blazers net income and the pro forma adjustments at an effective tax rate of approximately 38%.

(f)	To record amortization of identifiable intangible assets.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED PROFORMA CONDENSED COMBINING STATEMENT OF OPERATIONS

		Career Blazers
	Global Employment	Personnel
	Holdings, Inc.	Services, Inc.			Pro Forma Combined
	Six months ended	Two months ended	Pro Forma		Six months ended
	July 1, 2007	February 25, 2007	adjustments		July 1, 2007
REVENUES, net	$80,960,000	$8,205,000	$—		$89,165,000
COST OF SERVICES	58,924,000	6,891,000	(12,000	) (a)	65,803,000

GROSS PROFIT	22,036,000	1,314,000	12,000		23,362,000

OPERATING EXPENSES
Selling, general and administrative	18,210,000	1,122,000	(82,000	) (b)	19,262,000

			12,000	(a)
Depreciation and amortization	1,097,000	6,000	381,000	(f)	1,484,000

Total operating expenses	19,307,000	1,128,000	311,000		20,746,000

OPERATING INCOME	2,729,000	186,000	(299,000)		2,616,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(4,530,000)	(2,000)	(167,000	) (c)	(4,699,000)
Fair market valuation of warrant liability	11,783,000	—	—		11,783,000
Other income (expense)	(413,000)	3,000	395,000	(d)	(15,000)

Total other income (expense)	6,840,000	1,000	228,000		7,069,000

INCOME BEFORE INCOME TAXES	9,569,000	187,000	(71,000)		9,685,000

INCOME TAX (BENEFIT) EXPENSE	(209,000)	—	44,000	(e)	(165,000)

NET INCOME	$9,778,000	$187,000	$(115,000)		$9,850,000

Basic earnings per share of common stock	$1.62				$1.64

Weighted average number of basic common shares outstanding	6,023,752				6,023,752

Diluted earnings per share of common stock	$0.97				$0.98

Weighted average number of diluted common shares outstanding	12,715,186				12,715,186
The accompanying notes are an integral part of these unaudited combining statement of operations.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED PROFORMA CONDENSED COMBINING STATEMENT OF OPERATIONS

		Career Blazers
	Global Employment	Personnel
	Holdings, Inc.	Services, Inc.			Pro Forma Combined
	Six months ended	Six months ended	Pro Forma		Six months ended
	July 2, 2006	July 2, 2006	adjustments		July 2, 2006
REVENUES, net	$64,619,000	$26,585,000	$—		$91,204,000
COST OF SERVICES	46,011,000	21,570,000	(38,000	) (a)	67,543,000

GROSS PROFIT	18,608,000	5,015,000	38,000		23,661,000

OPERATING EXPENSES
Selling, general and administrative	14,176,000	3,647,000	(316,000	) (b)	17,545,000

			38,000	(a)
Depreciation and amortization	303,000	26,000	1,193,000	(f)	1,522,000

Total operating expenses	14,479,000	3,673,000	915,000		19,067,000

OPERATING INCOME (LOSS)	4,129,000	1,342,000	(877,000)		4,594,000

OTHER INCOME (EXPENSE)
Other interest expense, net of interest income	(2,329,000)	(47,000)	(690,000	) (c)	(3,066,000)
Fair market valuation of warrant liability	1,047,000	—	—		1,047,000
Other income (expense)	(3,398,000)	1,000	—		(3,397,000)

Total other income (expense)	(4,680,000)	(46,000)	(690,000)		(5,416,000)

INCOME (LOSS) BEFORE INCOME TAXES	(551,000)	1,296,000	(1,567,000)		(822,000)

INCOME TAX (BENEFIT) EXPENSE	(190,000)	—	(103,000	) (e)	(293,000)

NET INCOME (LOSS)	$(361,000)	$1,296,000	$(1,464,000)		$(529,000)

Basic and diluted earnings per share of common stock	$(0.07)				$(0.10)

Weighted average number of basic and diluted common shares outstanding	5,460,622				5,460,622
The accompanying notes are an integral part of these unaudited combining statement of operations.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
10. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. As a result of the acquisition of Career Blazers, we added a significant amount of “payrolling” services, also referred to as contingency services, into our temporary staffing practice group. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the client. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the client’s work force. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Career Blazers is included in the staffing services segment. Our employee leasing practice group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to clients. Staffing services are provided to clients throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States.
Segment information is as follows (unaudited):

	Six months ended		Three months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Staffing revenue	$63,463,000	$47,737,000	$35,718,000	$25,074,000
PEO revenue	$17,497,000	$16,855,000	$8,620,000	$8,337,000
Total company revenue	$80,960,000	$64,619,000	$44,338,000	$33,411,000

Staffing depreciation	$88,000	$64,000	$52,000	$32,000
PEO depreciation	$80,000	$60,000	$39,000	$30,000
Total Company depreciation	$285,000	$280,000	$149,000	$145,000

Staffing income before income taxes *	$3,043,000	$3,651,000	$1,676,000	$2,049,000
PEO income before income taxes *	$3,316,000	$3,040,000	$1,710,000	$1,565,000
Total company income (loss) before income taxes	$9,569,000	$(551,000)	$8,760,000	$1,438,000

Staffing assets	$42,301,000	$27,801,000	$42,301,000	$27,801,000
PEO assets	$32,393,000	$30,068,000	$32,393,000	$30,068,000
Total company assets	$70,927,000	$57,984,000	$70,927,000	$57,984,000

Staffing capital expenditures	$269,000	$215,000	$244,000	$212,000
PEO capital expenditures	$61,000	$50,000	$11,000	$27,000
Total capital expenditures	$398,000	$313,000	$236,000	$238,000

*	-	Segment income before income taxes is now reported before any corporate overhead allocation and differs from previously reported amounts.

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
Staffing services
The staffing services segment consists of several areas of specialization. We provide direct placement and temporary staffing services in a number of areas, such as light industrial, clerical, information technology, engineering, accounting and finance, call center and logistics, among others. As a result of the acquisition of Career Blazers, we added a significant amount of “payrolling” services, also referred to as contingency services. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the client. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the client’s work force. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider.
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
RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Six months ended				Three months ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
REVENUES
Professional	20.6%		17.8%		20.0%		16.9%
Contingency	16.7%		—		21.5%		—
Permanent placement	5.7%		4.5%		6.0%		4.6%
Commercial	35.4%		51.6%		33.1%		53.5%
PEO	21.6%		26.1%		19.4%		25.0%

TOTAL REVENUES, net	100.0%		100.0%		100.0%		100.0%
COST OF SERVICES	72.8%		71.2%		73.3%		70.9%

GROSS PROFIT	27.2%		28.8%		26.7%		29.1%

OPERATING EXPENSES
Selling, general and administrative	22.5	% (a)	21.9	% (b)	21.4	% (c)	20.2%
Depreciation and amortization	1.3%		0.5%		1.7%		0.5%

Total operating expenses	23.8%		22.4%		23.1%		20.7%

OPERATING INCOME	3.4%		6.4%		3.6%		8.4%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.6%		-3.6%		-5.3%		-6.6%
Fair market valuation of warrant liability	14.5%		1.6%		21.4%		3.1%
Other income (expense)	-0.5%		-5.3%		-0.0%		-0.6%

Total other expense, net	8.4%		-7.3%		16.1%		-4.1%

INCOME (LOSS) BEFORE INCOME TAXES	11.8%		-0.9%		19.7%		4.3%
INCOME TAXES	-0.3%		-0.3%		-0.1%		0.3%

NET INCOME (LOSS)	12.1%		-0.6%		19.8%		4.0%

(a)	Includes $927,000 (1.1%) of compensation expense related to the granting of stock options

(b)	Includes $1,048,000 (1.6%) of compensation expense related to the recapitalization

(c)	Includes $205,000 (0.5%) of compensation expense related to the granting of stock options

We report PEO revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues is as follows:

	Gross reporting method	Reclassification	Net reporting method
For the six months ended July 1, 2007
Revenues, net	$283,193,000	$(202,233,000)	$80,960,000
Cost of services	(261,157,000)	202,233,000	(58,924,000)

Gross profit	$22,036,000	$—	$22,036,000

For the six months ended July 2, 2006
Revenues, net	$250,251,000	$(185,632,000)	$64,619,000
Cost of services	(231,643,000)	185,632,000	(46,011,000)

Gross profit	$18,608,000	$—	$18,608,000

For the quarter ended July 1, 2007
Revenues, net	$147,971,000	$(103,633,000)	$44,338,000
Cost of services	(136,112,000)	103,633,000	(32,479,000)

Gross profit	$11,859,000	$—	$11,859,000

For the quarter ended July 2, 2006
Revenues, net	$128,949,000	$(95,538,000)	$33,411,000
Cost of services	(119,239,000)	95,538,000	(23,701,000)

Gross profit	$9,710,000	$—	$9,710,000

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 1, 2007 AND JULY 2, 2006
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements beginning February 26, 2007 for four months of the six month period ended July 1, 2007.
Revenues
We experienced revenue growth at all of our divisions in 2007 over 2006 except for the commercial staffing division as explained below. We believe these results are due to the strength of the end markets we serve, continued customer focus and the investments we have made in hiring new and retaining fulfillment personnel in all lines of business. Our plan is to focus our organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. We believe this focus will enhance shareholder value in future years.
Net revenues increased 25.3% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the additional revenue from the acquisition of Career Blazers, an increase in the number of billed hours in the professional division of the staffing services segment, increased permanent placements, an increase in average bill rates in the staffing services segment, an increase in average worksite employees at the PEO services segment, offset by a decrease in the number of billed hours in the commercial division of the staffing services segment, as explained below.
Staffing services segment revenues increased 32.9% in 2007 over 2006. Permanent placement fee revenues (included in staffing segment revenues) increased 57.1% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the following factors:
•	18.4% increase in the number of billed hours in professional division of the staffing services segment, excluding Career Blazer revenues;

•	8.1% increase in average bill rates in the staffing services segment, excluding Career Blazer revenues;

•	Additional revenue from the acquisition of Career Blazers of $19.3 million, offset by;

•	18.0% decrease in billed hours in the commercial division of the staffing services segment.
The commercial division revenues were affected due to the loss of two customers at the end of 2006 due to merger and acquisition activity at the customers, who moved to another service or brought the service in-house. These customers accounted for approximately 3.9% of our 2006 consolidated revenues. In the first quarter of 2007, we decided to end a relationship with another customer which accounted for approximately 4.2% of our consolidated revenue in 2006.
PEO services segment net revenues increased 3.8% in 2007 over 2006. The increase was due to a 5.6% increase in the average number of worksite employees and a 4.2% increase in average wages per employee, offset by a decrease in billed worker’s compensation premium.
Gross profit and gross margin percentage
Gross profit increased 18.4% in 2007 over 2006 due to the acquisition of Career Blazers, an increase in PEO worksite revenue, staffing consulting and temporary revenues, as well as increased permanent placement fees, offset by a decrease in gross margin percentage. Staffing segment gross profit increased 24.6% in 2007 compared to 2006. PEO services segment gross profit increased 10.5% in 2007 over 2006.
Our consolidated gross margin percentage decreased due to the addition of lower margin contingency staffing through the acquisition of Career Blazers, offset by higher permanent placement fees, a smaller percentage of our consolidated revenues coming from our commercial line of business and changes in burden rates.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased primarily due to the addition of lower margin contingency staffing through the acquisition of Career Blazers and the mix of business between higher margin IT staffing and lower margin clerical.
Gross margin percentage for the commercial staffing division remained approximately the same at 16.2% due to higher permanent placement fess, offset by slightly unfavorable state unemployment and workers compensation burden.
Gross margin percentage for the PEO segment increased primarily due to favorable worker’s compensation rates and an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by changes in statutory unemployment rates as well as worker’s compensation cost, which may be negatively affected by unanticipated adverse development of claim loss reserves.
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
SG&A expenses increased 28.4% in 2007 over 2006. The increase is primarily the result of the additional expense of Career Blazers, salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, the added burden of expenses related to being a publicly-traded company, stock option expense of $927,000 and lease abandonment expense of $425,000. SG&A in 2006 included compensation of $1,048,000 related to the recapitalization. SG&A as a percent of revenues increased slightly from 21.9% in 2006 to 22.5% in 2007. We expect significant changes in SG&A expenses in 2007 from levels experienced in 2006, due to additional expenses related to being a publicly-traded company, additional costs associated with the implementation of Sarbanes-Oxley processes, additional headcount, new branch openings and stock option compensation. Additionally, the acquisition of the Career Blazers business will have an impact on revenues, gross margin and SG&A for 2007.

Depreciation and amortization
Depreciation expense for 2007 and 2006 was approximately the same, reflecting low capital requirements of the Company. We anticipate depreciation expense in 2007 to remain consistent with 2006. Amortization increased due to the addition of identifiable intangible assets in the acquisition of Career Blazers.
Other expense
In 2007 we recorded $395,000 related to the extinguishment of our loan facility with Wells Fargo Bank in February 2007. Other expense for 2006 was $3,398,000. This related primarily to onetime costs of the recapitalization in March 2006.
Interest Expense
Other interest expense, net, increased $2,201,000 in 2007 over 2006. Interest expense increased as a result of an additional quarter’s interest on our convertible debt, mandatorily redeemable convertible preferred stock, classified as a liability, and funding on the revolving line of credit and term note in connection with the acquisition of Career Blazers. $11,783,000 and $1,047,000 for 2007 and 2006, respectively, which relates to the estimated fair market valuation adjustment of the warrant liability, was recorded as a reduction of interest expense. This income and related reduction in the warrant liability was primarily the result of the decrease in our stock price.
Income Taxes
Income tax benefit attributable to income from operations for the six months of 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of the stock options issued, FICA tip credits, preferred stock accretion and amortization and income related to the fair market valuation of the warrant and conversion liability.
CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 1, 2007 AND JULY 2, 2006
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements for the full three months of the three month period ended July 1, 2007.
Revenues
Net revenues increased 32.7% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the additional revenue from the acquisition of Career Blazers, an increase in the number of billed hours in the professional division of the staffing services segment, increased permanent placements, an increase in average bill rates in the staffing services segment, an increase in average worksite employees at the PEO services segment, offset by a decrease in the number of billed hours in the commercial division of the staffing services segment, as explained below.
Staffing segment revenues increased 42.5% in 2007 over 2006. Permanent placement fee revenues (included in staffing segment revenues) increased 71.9% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the following factors:
•	18.7% increase in the number of billed hours in professional division of the staffing services segment, excluding Career Blazer revenues;

•	6.7% increase in average bill rates in the staffing services segment, excluding Career Blazer revenues;

•	Additional revenue from the acquisition of Career Blazers of $13.6 million, offset by;

•	21.1% decrease in billed hours in the commercial division of the staffing services segment.
The commercial division revenues were affected due to the loss of two customers at the end of 2006 due to merger and acquisition activity at the customers, who moved to another service or brought the service in-house, as explained above.
PEO services segment net revenues increased 3.4% in 2007 over 2006. The increase was due to a 6.0% increase in the average number of worksite employees and a 2.2% increase in average wages per employee, offset by a decrease in billed worker’s compensation premium.

Gross profit and gross margin percentage
Gross profit increased 22.1% in 2007 over 2006 due to the acquisition of Career Blazers, an increase in PEO worksite revenue, staffing consulting and temporary revenues, as well as increased permanent placement fees, offset by a decrease in gross margin percentage. Staffing segment gross profit increased 30.0% in 2007 compared to 2006. PEO services segment gross profit increased 10.4% in 2007 over 2006.
Our consolidated gross margin percentage decreased due to the addition of lower margin contingency staffing through the acquisition of Career Blazers, offset by higher permanent placement fees, a smaller percentage of our consolidated revenues coming from our commercial line of business and changes in burden rates.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased due primarily to the mix of business between higher margin IT staffing and clerical as well the addition of lower margin contingency staffing through the acquisition of Career Blazers.
Gross margin percentage for the commercial staffing division decreased slightly from 16.8% to 16.4% due to slightly unfavorable state unemployment and workers compensation burden, offset by higher permanent placement fess.
Gross margin percentage for the PEO segment increased primarily due to favorable worker’s compensation rates and an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by changes in statutory unemployment rates as well as worker’s compensation cost, which may be negatively affected by unanticipated adverse development of claim loss reserves.
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
SG&A expenses increased 40.1% in 2007 over 2006. The increase is primarily the result of the additional expense of Career Blazers, salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, the added burden of expenses related to being a publicly-traded company, stock option expense of $205,000, and lease abandonment expense of $425,000. SG&A as a percent of revenues increased from 20.2% in 2006 to 21.4% in 2007. We expect significant changes in SG&A expenses in 2007 from levels experienced in 2006, due to additional expenses related to being a publicly-traded company, additional costs associated with the implementation of Sarbanes-Oxley processes, additional headcount, new branch openings and stock option compensation. Additionally, the acquisition of the Career Blazers business will have an impact on revenues, gross margin and SG&A for 2007.
Depreciation and amortization
Depreciation expense for 2007 and 2006 was approximately the same, reflecting low capital requirements of the Company. Amortization increased due to the addition of identifiable intangible assets in the acquisition of Career Blazers.
Interest Expense
Other interest expense, net, increased $142,000 in 2007 over 2006. Interest expense increased as a result of the rate increase as described in the notes to the consolidated condensed financial statements. $9,503,000 and $1,047,000 for 2007 and 2006, respectively, which relates to the estimated fair market valuation adjustment of the warrant liability, was recorded as a reduction of interest expense. The 2007 income and related reduction in the warrant liability was primarily the result of the decrease in our stock price.

Income Taxes
Income tax benefit attributable to income from operations for the six months of 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of the stock options issued, FICA tip credits, preferred stock accretion and amortization and income related to the fair market valuation of the warrant and conversion liability.
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
Net cash provided by operating activities increased $2,715,000 over 2006.
Our cash position at July 1, 2007 was $496,000, an increase of $438,000 from December 31, 2006. The major components of the increase include cash provided by operations of $3,306,000, financing activities of $7,130,000, partially offset by capital expenditures of $398,000 and the acquisition of Career Blazers.
Cash provided by operations is comprised of net income adjusted for non-cash charges of $7,607,000 and the net change in operating assets and liabilities of $1,135,000. Non-cash charges consisted primarily of depreciation and amortization, provision for doubtful accounts, deferred taxes, warrant liability valuation and stock option expense. The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable, offset by a net increase in accrued liabilities, primarily payroll related.
Cash used for investing activities was comprised of $398,000 for capital expenditures primarily related to acquisition of computer related equipment, leaseholds, furniture and the acquisition of Career Blazers of $9,600,000.
Cash provided by financing activities consisted primarily of the proceeds from the new Capital Source debt, offset by the payoff of the Wells Fargo facility and debt issuance costs.
Accounts receivable represented 82% and 83% of current assets as of July 1, 2007 and December 31, 2006, respectively. The accounts receivable balance increased 17.4% primarily as a result of the acquisition of Career Blazers and increased revenues. Adjusted for the acquisition, accounts receivable increased 5.1% from December 31, 2006.
Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under the credit and security agreement with Capital Source and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. The Company adopted FIN 48 effective as of the beginning of 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations.
In March, 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The effect of adoption of SFAS 155 had no impact on our consolidated financial position or results of operations.
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
Temporary service and contingency revenues are recognized as our employees render services to customers. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.
Allowance for doubtful accounts
In our business, we must make estimates of the collectibility of accounts receivable. Accounts receivable represented approximately 39% of our total assets as of July 1, 2007. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible assets and goodwill
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the subsidiaries disclosed in Note A in the notes to the consolidated financial statements included in Item 15 of our annual report on Form 10-K. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Goodwill is evaluated annually for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective December 31, 2001. SFAS 142 also requires that we perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. We noted no indicators that would cause us to believe that impairment was necessary as of July 1, 2007. Identifiable intangible assets are amortized over their estimated useful life ranging from three months to five years. The weighted average amortization period for the identifiable intangible assets is 4.0 years.
Stock-based compensation
SFAS 123 (revised 2004), Share-Based Payments (SFAS 123 (R)), which replaces SFAS 123 and supersedes APB No. 25, requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allowed companies to adopt the provisions of SFAS 123(R) beginning in the first annual period beginning after June 15, 2005. The Company adopted the fair value method of accounting pursuant to SFAS 123 (R) for all issuances of restricted stock and stock options beginning in 2006 and applied it to the stock options issued in 2007.
Warrant valuation
We apply the provisions of FAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, we recorded a warrant liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features. This liability is adjusted quarterly to the fair market value based upon then current market conditions.
Commitments
We assumed various operating leases for office space and equipment as a result of the acquisition of Career Blazers. We entered into a new operating lease commitment for our Chicago office beginning in the 2nd quarter of 2007. We have not entered into any other significant commitments that have not been previously disclosed in our annual report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our new credit agreement with CapitalSource, entered into on February 28, 2007, provides for a revolving line of credit in the maximum amount of $18 million and a $12 million term loan. Based on such outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $420,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.
The valuation of the warrant liability requires the use of the volatility of our stock as well as long-term interest rates. Because our stock has not developed a volatility factor, we have utilized daily historical closing stock prices of comparable companies to determine a volatility factor. As our stock begins to trade, changes in the stock price and volatility, as well as changes in interest rates, has had and may have a significant non-cash impact on the warrant valuation and net income in future periods.
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

Management took steps during the second quarter of 2007 and believes such steps remediate certain material weaknesses discovered during the first quarter of 2007. There have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.
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
This quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K. From time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. As of the date of this report, management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K, filed April 17, 2007 under PART 1, Item 1A., “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of Global Employment Holdings, Inc., was held at our principal executive offices at 10375 Park Meadows Drive, Suite 375, Lone Tree, Colorado, on July 24, 2007, for the following purposes:
1.	Elect six directors of Holdings;

2.	Ratify the appointment of Mayer Hoffman McCann P.C. as Holdings independent public accountants for the fiscal year ended December 30, 2007; and

3.	To transact such other business as may properly come before the meeting.
The results of the annual meeting were as follows:
1.
The six nominees named below, each of whom was currently serving as a member of our board of directors, was re-elected for a term ending on the date of our 2008 annual meeting and until his or her successor is duly elected and qualified. The vote was 3,845,512 for; 1,618 against; and 2,176,622 withheld for each of the nominees:

➢	Howard Brill, Charles Gwirtsman, Luci Staller Altman, Richard Goldman, Jay Wells and Steve List
2.	Mayer Hoffman McCann P.C. was ratified as our independent public accountants for the fiscal year ended December 30, 2007. The vote was 3,847,130 for; -0- against; and 2,176,622 withheld:

3.	No other business came before the meeting.

Item 6. Exhibits
31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: August 14 , 2007	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: August 14 , 2007	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith