Form 10-Q
period 2007-09-30
Global Employment Holdings, Inc.
filed 2007-11-15
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2007, the total number of outstanding shares of our Common Stock ($.0001 par value) was 8,023,752.

GLOBAL EMPLOYMENT HOLDINGS, INC.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$353,000	$58,000
Accounts receivable, net	28,562,000	23,478,000
Stock subscription receivable, includes $2,107,000 due from related parties	2,757,000	—
Deferred income taxes	2,301,000	2,095,000
Prepaid expenses and other current assets	3,023,000	2,603,000

Total current assets	36,996,000	28,234,000

Property and equipment, net	1,910,000	1,168,000
Deferred income taxes	7,787,000	7,796,000
Other assets, net	1,954,000	1,256,000
Intangibles	6,035,000	—
Goodwill	19,398,000	18,748,000

Total assets	$74,080,000	$57,202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$1,937,000	$2,176,000
Accounts payable	370,000	614,000
Accrued liabilities	24,563,000	19,542,000
Current portion of long-term debt	4,860,000	2,903,000
Line of credit	9,808,000	9,049,000

Total current liabilities	41,538,000	34,284,000

Warrant liability	4,687,000	24,496,000
Warrant liability due to related parties	1,351,000	912,000
Long-term portion of term note	5,390,000	3,750,000
Long-term debt, net of unamortized discount of $7,703,000 and $9,019,000 for fiscal 2007 and 2006, respectively	14,250,000	10,031,000
Long-term debt due to related parties, net of unamortized discount of $723,000 and $946,000 for fiscal 2007 and 2006, respectively	1,337,000	1,357,000
Mandatorily redeemable preferred stock, net of unamortized discount of $10,499,000 and $11,510,000 for fiscal 2007 and 2006, respectively	3,903,000	2,013,000

Total liabilities	72,456,000	76,843,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 75,000,000 shares authorized; 8,030,432 issued, 8,023,752 outstanding in fiscal 2007 and 6,030,122 issued, 6,023,442 outstanding in fiscal 2006	1,000	1,000
Treasury Stock, at cost, 6,680 for fiscal 2007 and 2006	—	—
Additional paid in capital	26,300,000	23,760,000
Accumulated deficit	(24,677,000)	(43,402,000)

Total stockholders’ equity (deficit)	1,624,000	(19,641,000)

Total liabilities and stockholders’ equity (deficit)	$74,080,000	$57,202,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
REVENUES, net	$127,848,000	$97,906,000	$46,889,000	$33,287,000
COST OF SERVICES	93,663,000	70,095,000	34,740,000	24,084,000

GROSS PROFIT	34,185,000	27,811,000	12,149,000	9,203,000

OPERATING EXPENSES
Selling, general and administrative	27,296,000	21,176,000	9,083,000	6,821,000
Depreciation and amortization	1,826,000	450,000	729,000	146,000

Total operating expenses	29,122,000	21,626,000	9,812,000	6,967,000

OPERATING INCOME	5,063,000	6,185,000	2,337,000	2,236,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(6,889,000)	(4,520,000)	(2,363,000)	(2,189,000)
Fair market valuation of warrant liability	21,093,000	1,063,000	9,310,000	16,000
Other income (expense)	(20,000)	(3,089,000)	(1,000)	—
Gain (loss) on extinguishment of debt	(395,000)	273,000	—	273,000

Total other income (expense), net	13,789,000	(6,273,000)	6,946,000	(1,900,000)

INCOME (LOSS) BEFORE INCOME TAXES	18,852,000	(88,000)	9,283,000	336,000

INCOME TAX (BENEFIT) EXPENSE	127,000	(812,000)	336,000	(749,000)

NET INCOME	$18,725,000	$724,000	$8,947,000	$1,085,000

Basic earnings per share of common stock	$3.10	$0.13	$1.48	$0.18

Weighted average number of basic common shares outstanding	6,031,079	5,650,724	6,045,731	6,030,928

Diluted earnings per share of common stock	$1.39	$0.13	$0.57	$0.18

Weighted average number of diluted common shares outstanding	15,007,824	5,650,724	15,096,473	6,030,928
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)

	Nine months ended September 30, 2007

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at December 31, 2006	$—	—	$1,000	6,030,122	$—	(6,680)	$23,760,000	$(43,402,000)	$(19,641,000)
Fractional shares				310
Issuance of stock options	—	—	—	—	—	—	1,357,000	—	1,357,000
Sale of common stock at $1.50 per share				2,000,000			3,000,000		3,000,000
Warrant liability related to common stock warrants							(1,723,000)		(1,723,000)
Conversion of related party debt							(94,000)		(94,000)
Net income	—	—	—	—	—	—	—	18,725,000	18,725,000

Balances at September 30, 2007	$—	—	$1,000	8,030,432	$—	(6,680)	$26,300,000	$(24,677,000)	$1,624,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,	October 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,725,000	$724,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	442,000	421,000
Amortization of intangibles and other assets	1,384,000	29,000
Amortization of debt discount and issuance costs	1,812,000	1,487,000
Bad debt expense	93,000	364,000
Deferred taxes	(197,000)	(851,000)
Restricted common stock compensation expense	—	80,000
Loss (gain) on extinguishment of debt	395,000	(273,000)
Issuance of common stock to KRG Colorado, LLC for services	—	250,000
Issuance of common stock to former shareholders of R&R Acquisition I, Inc.	—	905,000
Offering costs	—	(1,049,000)
Accretion of preferred stock	879,000	518,000
Amortization of warrant discount on preferred stock	1,012,000	697,000
Stock option compensation expense	1,357,000	—
Fair market valuation of warrant liability	(21,093,000)	(1,063,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,275,000)	(3,894,000)
Prepaid expenses and other	(641,000)	79,000
Accounts payable	(305,000)	(141,000)
Income taxes payable	127,000	(372,000)
Accrued expenses and other liabilities	2,371,000	3,542,000

Net cash flows provided by operating activities	4,086,000	1,453,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(474,000)	(460,000)
Acquisition of Career Blazers, net of cash and cash equivalents acquired	(9,600,000)	—

Net cash flows used in investing activities	(10,074,000)	(460,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(239,000)	(119,000)
Net borrowings on revolving credit facility	759,000	10,845,000
Borrowings on term note	12,000,000	5,000,000
Repayments of term note	(5,500,000)	(833,000)
Proceeds from convertible debt	—	30,000,000
Repurchase of convertible debt	—	(4,997,000)
Debt issuance costs	(737,000)	(1,937,000)
Reduction of KRG subordinated note	—	(1,460,000)
Reduction of shareholder subordinated debt	—	(14,064,000)
Issuance of preferred stock	—	12,750,000
Issuance of common stock	—	4,250,000
Repurchase of preferred stock and restricted common stock	—	(40,520,000)

Net cash flows provided by (used in) financing activities	6,283,000	(1,085,000)

Net increase in cash and cash equivalents	295,000	(92,000)
Cash and cash equivalents, beginning of period	58,000	138,000

Cash and cash equivalents, end of period	$353,000	$46,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$161,000	$410,000

Cash paid during the period for interest	$3,169,000	$1,170,000

Supplemental Disclosure of Non-Cash Information
Rent abatement recorded as leasehold improvement	$363,000	$—

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
Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Fiscal Periods
The Company’s fiscal year is based on a 52/53-week cycle ending on the Sunday closest to each calendar year end. For each quarter and for the nine months in 2007 and 2006, the Company had 13 and 39 week periods, respectively.

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
Financial Instruments
The Company does not believe that its financial instruments, primarily cash and cash equivalents, and accounts receivable are subject to significant concentrations of credit risk. The Company’s cash exceeds the FDIC limits on insured balances. Maintaining deposits with major banks mitigates this risk. Credit is extended based on an evaluation of the customer’s financial condition and, if necessary, a deposit or some other form of collateral or guarantee is obtained. Credit losses have generally been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers and their dispersion across many different industries and geographic locations nation-wide as well as customer payment terms in the PEO segment and contingency division of our staffing segment. The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value because of the short maturity of the instruments. The fair value of the Company’s debt instruments approximates the carrying value based on current rates available to the Company for debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock as well as stock options issued to employees and directors are valued at estimated fair market value utilizing a Black-Scholes option pricing model.
Revenue Recognition
Our PEO revenues consist of amounts received or receivable under employee leasing customer service agreements. Amounts billed to PEO customers include actual wages of employees dedicated to each work-site and related payroll taxes paid by us, a contractual administrative fee, and workers compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to customers for workers compensation coverage and unemployment insurance for the leased employees and the actual cost of the insurance to us. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record PEO revenues net, having determined that this better reflects the substance of the transactions between us and our PEO customers. We believe this provides greater comparability to the financial results within the industry. In addition, we believe it will better focus us on, and allow investors to better understand, the financial results of our business. Revenues relating to earned but unpaid wages of work-site employees at the end of each period are recognized as unbilled accounts receivable and revenues, and the related direct payroll costs are accrued as earned by the work-site employees. Subsequent to the end of each period, such wages are paid and the related revenue is billed.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Outstanding warrants and stock options were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and stock options would be anti-dilutive as the conversion or exercise price was in excess of the average stock price for the periods measured. Basic and diluted common shares outstanding was the same for the three and nine months ended October 1, 2006, as all common stock equivalents were anti-dilutive. A reconciliation of basic and diluted net income and common shares outstanding for the nine and three month periods ending September 30, 2007 is presented below:

	Nine months ended	Three months ended
	September 30, 2007	September 30, 2007
Basic net income	$18,725,000	$8,947,000
Convertible debt interest and amortization, net of tax	2,041,000	698,000
Make whole conversion interest, net of tax (a)	(1,724,000)	(1,724,000)
Preferred stock accretion and amortization	1,891,000	640,000

Diluted net income	$20,933,000	$8,561,000

Weighted average number of basic common shares outstanding	6,031,079	6,045,731
Impact of the assumed conversion or exercise of:
Convertible notes	5,512,525	5,512,122
Convertible debt make whole (a)	—	—
Preferred stock	3,464,220	3,538,621

Weighted average number of diluted common shares outstanding	15,007,824	15,096,473

(a)	As more fully explained in Note 4, the Company currently has opted to pay the present value of interest under a redemptive event in cash.
Workers’ Compensation
The Company maintains guaranteed cost policies for workers compensation coverage in the states in which it operates, with minimal loss retention for employees in our commercial division of the staffing services segment. Under these policies the Company is required to maintain refundable deposits, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, of $1,985,000 and $2,007,000 as of September 30, 2007 and December 31, 2006, respectively. Additionally, the Company was required to maintain a letter of credit in the amount of $300,000. The letter of credit was released on July 23, 2007.
The Company had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of September 30, 2007, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. As of September 30, 2007 and December 31, 2006, the estimated claims under this program were $2,037,000, and are reported within accrued liabilities in the accompanying consolidated condensed balance sheets. Our policy is to use the estimated undiscounted workers’ compensation claims associated with the large deductible insurance program when determining our obligation thereunder. These workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. These claim estimates are continually reviewed by the Company’s risk management department, and annually by an independent actuary, and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.
Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts of $606,000 and $431,000 at September 30, 2007 and December 31, 2006, respectively. The increase was primarily due to the addition of the Career Blazer allowance.
Stock Subscription Receivable
On October 3, 2007, the Company entered into a Subscription Agreement with, and issued and sold, effective September 30, 2007, an aggregate of 2 million shares of common stock with attached warrants to purchase approximately 1.8 million shares of common stock, for an aggregate purchase price of $3 million ($2,757,000 in cash and $243,000 delivery of senior subordinated secured convertible notes) to members of the Company’s management and board of directors and affiliates of Rodman & Renshaw, LLC, our market maker on the OTC Bulletin Board and placement agent in our March 31, 2006 recapitalization, collectively also referred to herein as the stand-by purchasers. The Company recorded a subscription receivable at September 30, 2007 for $2,757,000 for the cash portion of the $3 million aggregate purchase price. The cash was received in full in early October 2007. The $2,757,000 cash payment included $2,107,000 from related parties. In addition, the $243,000 in senior subordinated secured convertible notes delivered were from related parties.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company entered into the Subscription Agreement and issued and sold the common stock and warrants pursuant to the terms of an agreement, dated as of February 28, 2007, with the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock. Pursuant to the terms of the February agreement, the Company was obligated to sell at least $5 million of common stock in a private placement or public offering to close no later than September 30, 2007 or call upon the commitment received from certain stand-by purchasers, or their designees, to purchase an aggregate of $3 million of common stock on September 30, 2007. The Company conducted an offering in good faith and using commercially reasonable efforts during the period but, after receiving a market valuation of the offering, management and the Company’s board of directors concluded that the offering was not in the best interest of the Company or its security holders. Accordingly, the stand-by purchasers completed the stock purchase as described herein.
Pursuant to the terms of the February agreement, the purchase price for the shares of common stock should equal the volume weighted average price per share of our common stock on the OTC Bulletin Board as reported by Bloomberg for the ten consecutive trading day period ending on September 29, 2007. Because there were no reported trades during the ten-day period, the Company’s board of directors set the purchase price at $1.50 per share of common stock, which was the price per share of the last trade in the common stock reported on September 13, 2007. The stand-by purchasers paid the purchase price for the 2 million shares of common stock and 1.8 million warrants in cash, by delivering to the Company the senior secured convertible notes held by the stand-by purchaser in principal amounts equal to the purchase price, or a combination thereof, at the election of each stand-by purchaser. The Company did not issue any warrants with respect to common stock purchased by delivering senior secured convertible notes.
The sale of the common stock and warrants was not registered, and we issued and sold them in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.
The exercise price of the warrants equals 120% of the purchase price for each share of common stock and the warrants expire on September 30, 2014. The warrants may be exercised in a “cashless” manner, whereby a holder reduces the number of shares for which a warrant is exercisable by an amount of warrants with a market value (based on the market price of the common stock at the time of exercise) equal to the exercise price for the number of shares to be issued upon conversion of the warrant. In a cashless exercise, we will not receive any cash payment of the exercise price.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,861,000 and $2,849,000 at September 30, 2007 and December 31, 2006, respectively.
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
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the Company’s acquired subsidiaries. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, (SFAS 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. Pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of September 30, 2007. Identifiable intangible assets are recorded net of $1,383,000 of accumulated amortization at September 30, 2007. The increase in goodwill and the identifiable intangible assets are described in Note 9.

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
3. Bank Debt
In connection with the asset purchase agreement of Career Blazers, on February 28, 2007, the Company and its subsidiaries entered into a new Credit and Security Agreement (“the facility”) with CapitalSource Finance, LLC (“CapitalSource”). The facility provides for a revolving line of credit and letters of credit collateralized by the Company’s accounts receivable, with a borrowing capacity of $18.0 million, limited to 85% of eligible billed accounts receivable and 49% of unbilled accounts receivable. Interest on the line of credit is payable at prime rate plus 2.25% (10.0% on September 30, 2007) or the applicable 30, 60 or 90 day LIBOR plus 3.5% (8.73% at September 30, 2007). A fee of 0.5% per annum is payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 is charged. In addition, the facility provides for up to $12.0 million borrowing under the term note. The term note bears interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0% (10.23% at September 30, 2007). Beginning June 30, 2007 payments of $875,000 on the term note are payable quarterly. Additionally, 75% of the Company’s free cash, as defined in the facility, from each year beginning with 2007, is due in April of the following year. The Company estimates the free cash due in April 2008 will be $1,360,000. The facility expires in December 2010.
At September 30, 2007 the outstanding balance of the term note was $10,250,000 and the borrowing availability under the revolving facility was $3,852,000.
In connection with the stock subscription agreement, the cash proceeds received were used to pay down the revolving line of credit.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The facility includes various financial and other covenants with which the Company must comply in order to maintain borrowing availability and avoid penalties, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the facility contains a provision that allows the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurs. The Company was in compliance with its loan covenants as of September 30, 2007.
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
In conjunction with the new senior credit facility described above, all outstanding debt with Wells Fargo was paid in full on February 28, 2007 and the Wells Fargo credit and security agreement was terminated. In connection with the pay off of the Wells Fargo facility the Company collateralized two letters of credit in the total amount of $525,085 with $551,000 of cash. On July 23, 2007, one of the letters of credit was released and $300,000 of cash was transferred into the Company’s operating account.
The Wells Fargo agreement included various financial and other covenants with which the Company had to comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, annual capital expenditure limitations and restrictions on the payment of dividends. The Company was in default of its loan covenants as of December 31, 2006 with regard to the minimum net income and net worth requirements. There was no impact of the covenant violation on the Company’s operations due to the payoff of the Wells Fargo debt and the facility outlined above.
4. Convertible Notes
On March 31, 2006, the Company issued $30 million aggregate principal amount of senior secured convertible notes. The convertible notes are stated net as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly.
On September 28, 2006, the Company repurchased $5,744,000 principal amount of convertible notes plus all accrued interest for $4,997,000, (then convertible into 919,040 shares of our common stock) which included warrants to purchase 91,904 shares of the Company’s common stock at $6.25 per share. Additionally, certain officers and directors of the Company purchased $2,303,000 principal amount of convertible notes plus all accrued interest for $2,004,000, which included warrants to purchase 36,848 shares of our common stock at $6.25 per share.
In connection with entering into the February agreement, the Company agreed to temporarily increase from 8.0% to 9.5% the interest rate and premium paid on the senior secured convertible notes beginning on February 28, 2007 and ending on the date on which the Company had made the requisite $5 million minimum offering of common stock or the stand-by-purchasers satisfied their commitment to purchase an aggregate of $3 million of common stock in lieu thereof. The stand-by purchasers completed the stock purchase effective September 30, 2007 and the interest rate on the senior secured convertible debt reverted to 8% from 9.5% beginning on October 1, 2007. On October 3, 2007, $243,000 of convertible notes were delivered in partial payment of the $3 million purchase price for the common stock purchased by the stand-by purchasers.
The notes are convertible at a holder’s option at any time prior to maturity into shares of the Company’s common stock, initially at a conversion price of $6.25 per share, subject to adjustment upon certain events. The issuance of common stock and warrants to the stand-by purchasers effective September 30, 2007, as described above, caused automatic adjustments to the conversion and exercise prices of the Company’s currently outstanding senior secured convertible notes, Series A mandatorily redeemable convertible preferred stock, and warrants to purchase common stock. The adjustments were made automatically and in such manner as provided for by the terms of the respective securities. The conversion price of the convertible notes adjusted from $6.25 per share to $4.40 per share. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at the Company’s option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The Company’s stock is not currently trading at 200% of the conversion price.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A note holder may not convert the Company’s convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
A holder may require the Company to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a premium (currently 15%) over the principal amount of notes being redeemed.
The Company may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If the Company so redeems the notes, the Company must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of the Company’s senior credit facility prohibit the redemption of the notes. The agreement includes various covenants with which the Company must comply, including the ratio of indebtedness to consolidated EBITDA, as defined. As of September 30, 2007, the Company was in compliance with this covenant.
The following is a reconciliation of the senior secured subordinated notes:

		Non-
	Related	Related
	Party	Party	Total

Issuance of senior secured convertible notes on March 31, 2006	$—	$30,000,000	$30,000,000

Repurchase of notes by the Company on September 28, 2006	—	(5,744,000)	(5,744,000)

Purchase of notes by related parties on September 28, 2006	2,303,000	(2,303,000)	—

Balance at December 31, 2006	2,303,000	21,953,000	24,256,000

Conversion of notes on September 30, 2007	(243,000)	—	(243,000)

Balance on September 30, 2007	2,060,000	21,953,000	24,013,000

Less unamortized discount	(723,000)	(7,703,000)	(8,426,000)

Balance of notes, net of unamortized discount, at September 30, 2007	$1,337,000	$14,250,000	$15,587,000

5. Stockholders’ Equity
Preferred stock
The Company issued 12,750 shares of our Series A mandatorily redeemable convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the face amount plus a premium calculated at an annual rate of 8% (as adjusted and subject to temporary adjustment as described below) from issuance to maturity. Upon liquidation, the Company’s preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum (subject to temporary adjustment as described below) of the face amount, and will thereafter share ratably with the Company’s common stockholders in the distribution of the remaining assets. On February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of the Company’s senior debt and amendment of the convertible notes, the Company amended the certificate of designations, rights, and preferences of the Series A mandatorily redeemable convertible preferred stock to increase the premium rate paid on the preferred stock from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which the Company had issued at least $5 million of common stock for cash (or, if such common stock has not been issued by September 30, 2007, the date on which certain stand-by-purchasers purchased an aggregate of $3 million of the newly issued common stock). The Stand-By Purchasers completed the stock purchase effective September 30, 2007 and the interest rate on the Series A mandatorily redeemable convertible preferred stock reverted to 8% from 9.5% beginning on October 1, 2007.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into an amount of shares of the Company’s common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% (subject to temporary adjustment as described above) from issuance to maturity, by a conversion price, subject to adjustment upon certain events. The original conversion price upon issuance on March 31, 2006 was $5.75 per share. The issuance of the common stock and warrants effective September 30, 2007 caused an automatic adjustment in the conversion price of the Series A mandatorily redeemable convertible preferred stock to $4.07 per share. The adjustment was made automatically and in such a manner as provided for by the terms of the Series A mandatorily redeemable convertible preferred stock. A stockholder may not convert the Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of the convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
A holder may require the Company to redeem its Series A mandatorily redeemable convertible preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A mandatorily redeemable convertible preferred stock) at a declining premium (currently 15%) or upon other specified events at a premium equal to the present value of the interest that would have accrued from the redemption data through the maturity date. The terms of the senior credit facility prohibit the redemption of the Company’s preferred stock.
The Series A mandatorily redeemable convertible preferred stock has no voting rights except as otherwise provided by the Delaware General Corporation Law.
The following is a reconciliation of the Series A mandatorily redeemable convertible preferred stock:

	Principal	Discount	Net

Balance at issuance on March 31,2006	$12,750,000	($12,549,000)	$201,000
8% accretion	773,000	—	773,000
Amortization of discount	—	1,039,000	1,039,000

Balance at December 31, 2006	13,523,000	(11,510,000)	2,013,000
8%/9.5% accretion	879,000	—	879,000
Amortization of discount	—	1,011,000	1,011,000

Balance at September 30, 2007	$14,402,000	($10,499,000)	$3,903,000

Warrants to purchase common stock
On March 31, 2006, the Company issued warrants to purchase common stock to the purchasers of the Company’s convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. The Company also issued warrants to purchase common stock to our placement agent in the recapitalization. Effective September 30, 2007, the Company issued warrants to certain stand-by purchasers as described above.
The following table sets forth the exercise price and expiration date of all warrants outstanding at September 30, 2007.

Number of shares underlying warrants	Exercise price	Expiration date
551,287 *	$4.40	March 31, 2011
3,564,626	$4.23	March 31, 2013
558,758	$4.40	March 31, 2013
1,838,339 **	$1.80	September 30, 2014
(* — includes 52,350 held by affiliates)
(** includes 1,405,004 held by affilitates)
The issuance of common stock and warrants to the stand-by purchasers, effective September 30, 2007 as described above, caused an automatic adjustment in the exercise prices of the warrants to purchase common stock. The exercise prices, as adjusted, are reflected in the table above. The adjustments were made automatically and in such manner as provided for by the terms of the warrants.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Holders of the warrants issued in March 2006 may not exercise a warrant to purchase the Company’s common stock to the extent such exercise would cause such warrant holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
6. Warrant and conversion feature valuation
The Company applied the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the valuation of the warrants and conversion features embedded in the above referenced financial instruments. Accordingly, the Company recorded a warrant and conversion feature liability upon the issuance of the stock and convertible debt equal to the fair market value of the various features using a Black-Scholes option pricing model. This will be adjusted quarterly to the fair market value based upon then current market conditions. During 2007 and 2006, the Company recognized fair value adjustments to the warrant liability of $21,093,000 and $1,063,000, respectively, as an adjustment to interest expense.
7. Income Taxes
The Company has established a valuation allowance of $744,000 against our net deferred tax assets as of September 30, 2007 and December 31, 2006. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets related to certain state net operating loss carry forwards should remain subject to an allowance until the Company has forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the three and nine months of 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, stock option expense, amortization of goodwill and FICA tip credits.
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
The compensation cost that has been charged against income for this plan was $1,357,000 for 2007 and $91,000 of tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements during 2007.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. We will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The Company uses historical data to estimate employee termination within the valuation model; separate groups of employees that have similar historical termination behavior are considered separately for valuation purposes.
The Company granted equity share options that have the following basic characteristics:
•	The stock options are granted at-the-money;

•	Exercisability is conditional only on performing service through the vesting date;

•	If an employee terminates service prior to vesting, the employee would forfeit the stock options;

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
•	If an employee terminates service after vesting, the employee would have a limited time to exercise the vested stock options (typically 30-90 days); and

•	The stock options are nontransferable and nonhedgeable.

•	The Company utilizes the Black-Scholes closed-form model for valuing its employee stock options.
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
The Company has elected to use the “plain vanilla” method to estimate expected term, and has applied it consistently to all “plain vanilla” employee share options. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We believe these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
In order to assist in achieving the objectives of the 2006 Stock Plan, effective August 16, 2007, the compensation committee adjusted the exercise price on all grants issued prior to August 16, 2007 for thirty-four employed officers and employees as well as four serving non-employee directors to $3.00, the closing quoted market price on August 16, 2007. All other provisions of the grants remain unchanged. The incremental cost related to the adjustment of the exercise price was $395,000. Incremental cost of approximately $125,000, associated with vested options, was recognized immediately in the third quarter ended September 30, 2007. The remaining incremental cost of approximately $270,000 will be recognized ratably over the remaining vesting period of the options.
A summary of option activity under the 2006 Stock Plan as of September 30, 2007, and changes during the nine months then ended is presented below:

			Weighted Avg.
		Weighted Avg.	Remaining	Weighted Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
	Stock Options	Price	Life in Years	Fair Value	Value
As of 12/31/2006
Outstanding	—	—	—	—	—
Vested	—	—	—	—	—
Nonvested	—	—	—	—	—

Period activity
Issued	1,527,361	$3.00	—	$1.59	—
Exercised	—	—	—	—	—
Forfeited	57,821	$3.00	—	$1.52	—
Expired	—	—	—	—	—

As of 9/30/2007
Outstanding	1,469,540	$3.00	9.56	$1.59	$—
Vested	273,329	$3.00	9.38	$1.52	$—
Nonvested	1,196,211	$3.00	9.60	$1.60	$—

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Outstanding:

			Weighted Avg.
		Weighted Avg.	Remaining
Range of	Stock Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life in Years
$3.00	1,469,540	$3.00	9.56

	1,469,540	$3.00	9.56

Exercisable:

		Weighted Avg.
Range of	Stock Options	Exercise
Exercise Prices	Exercisable	Price
$3.00	273,329	$3.00

	273,329	$3.00

Assumptions:

FY 2007
Expected Volatility	52.7% - 55.2%
Weighted Average Volatility	53.59%
Expected Dividends	0.00
Expected Term (in years)	5.09 - 6.0
Risk-Free Rate	4.29%
Total intrinsic value of options exercised	$0
Total fair value of shares vested	$434,023
As of September 30, 2007, there was $2,240,000 of unrecognized compensation cost related to nonvested options granted under the 2006 Stock Plan. Total cost is expected to be recognized over a weighted average period of 1.36 years utilizing the straight line method adjusted for actual and expected nonvested forfeitures at a rate of 4.5% to 8.9%.
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
Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, provides temporary, “payrolling” services, also referred to as contingency services, and permanent staffing and related services to customers in the northeastern region. The acquisition allows Holdings to expand our operations into these markets not previously served by us. The following factors were primary reasons that contributed to the estimated goodwill and intangible assets that will be recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base. The contingent payment will be allocated to the identifiable customer at the time the payment is made.
The results of operations for seven months of Career Blazers were included in our consolidated financial statements beginning February 26, 2007.
The preliminary condensed unaudited balance sheet of Career Blazers at February 25, 2007 is presented below. The Company is currently in the process of completing a valuation of the identifiable intangible assets and determining the final working capital adjustment, if any. The allocation of such assets and the related deferred tax consequences, if any, may change.

Current assets	$2,979,000
Property and equipment, net	72,000
Other assets	19,000
Intangible assets	7,418,000
Goodwill	650,000

Total assets acquired	11,138,000

Current liabilities	1,538,000
Long term debt	—

Total liabilities assumed	1,538,000

Net assets acquired	$9,600,000

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The unaudited preliminary allocation of the identifiable intangible assets is as follows:

	Preliminary	Amortization
Identifiable intangible assets	valuation	period
Trademark and trade name	$2,292,000	3 years
Non-compete agreements	635,000	1 year
Temporary employee data base	49,000	3 months
Customer relationships	4,442,000	5 years

Total intangible assets	$7,418,000

The weighted average amortization period for the identifiable intangible assets is 4.0 years.
The $650,000 of goodwill recorded in the acquisition of Career Blazers is also deductible for tax purposes over a fifteen year period. The assets acquired and recorded are included in the staffing segment included in Note 10, including the increase of goodwill and other intangible assets.
Introduction to the Unaudited Pro Forma Condensed Combining Statement of Operations
The Unaudited Pro Forma Condensed Combining Statement of Operations for the nine months ended September 30, 2007 and October 1, 2006 represents the historical statement of operations as if the acquisition had been consummated on January 2, 2007 and 2006, respectively.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED PROFORMA CONDENSED COMBINING STATEMENT OF OPERATIONS

		Career Blazers
	Global Employment	Personnel
	Holdings, Inc.	Services, Inc.			Pro Forma Combined
	Nine months ended	Two months ended	Pro Forma		Nine months ended
	September 30, 2007	February 25, 2007	adjustments		September 30, 2007
REVENUES, net	$127,848,000	$8,205,000	$—		$136,053,000
COST OF SERVICES	93,663,000	6,891,000	(12,000	)(a)	100,542,000

GROSS PROFIT	34,185,000	1,314,000	12,000		35,511,000

OPERATING EXPENSES
Selling, general and administrative	27,296,000	1,122,000	(82,000	)(b)	28,348,000
			12,000	(a)
Depreciation and amortization	1,826,000	6,000	381,000	(f)	2,213,000

Total operating expenses	29,122,000	1,128,000	311,000		30,561,000

OPERATING INCOME	5,063,000	186,000	(299,000)		4,950,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(6,889,000)	(2,000)	(167,000	)(c)	(7,058,000)
Fair market valuation of warrant liability	21,093,000	—	—		21,093,000
Other income (expense)	(415,000)	3,000	395,000	(d)	(17,000)

Total other income (expense )	13,789,000	1,000	228,000		14,018,000

INCOME BEFORE INCOME TAXES	18,852,000	187,000	(71,000)		18,968,000
INCOME TAX (BENEFIT) EXPENSE	127,000	—	44,000	(e)	171,000

NET INCOME	$18,725,000	$187,000	$(115,000)		$18,797,000

Basic earnings per share of common stock	$3.10				$3.12
Weighted average number of basic common shares outstanding	6,031,079				6,031,079
Diluted earnings per share of common stock	$1.39				$1.40
Weighted average number of diluted common shares outstanding	15,007,824				15,007,824
The accompanying notes are an integral part of these unaudited combining statement of operations.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED PROFORMA CONDENSED COMBINING STATEMENT OF OPERATIONS

		Career Blazers
	Global Employment	Personnel			Pro Forma
	Holdings, Inc.	Services, Inc.			Combined
	Nine months ended	Nine months ended	Pro Forma		Nine months ended
	October 1, 2006	October 1, 2006	adjustments		October 1, 2006
REVENUES, net	$97,906,000	$40,648,000	$—		$138,554,000
COST OF SERVICES	70,095,000	33,033,000	(60,000	)(a)	103,068,000

GROSS PROFIT	27,811,000	7,615,000	60,000		35,486,000

OPERATING EXPENSES
Selling, general and administrative	21,176,000	5,432,000	(476,000	)(b)	26,192,000
			60,000	(a)
Depreciation and amortization	450,000	37,000	1,765,000	(f)	2,252,000

Total operating expenses	21,626,000	5,469,000	1,349,000		28,444,000

OPERATING INCOME (LOSS)	6,185,000	2,146,000	(1,289,000)		7,042,000

OTHER INCOME (EXPENSE)
Other interest expense, net of interest income	(4,520,000)	(66,000)	(891,000	)(c)	(5,477,000)
Fair market valuation of warrant liability	1,063,000	—	—		1,063,000
Other income (expense)	(3,089,000)	2,000	—		(3,087,000)
Gain on extinguishment of debt	273,000	—	—		273,000

Total other income (expense )	(6,273,000)	(64,000)	(891,000)		(7,228,000)

INCOME (LOSS) BEFORE INCOME TAXES	(88,000)	2,082,000	(2,180,000)		(186,000)
INCOME TAX (BENEFIT) EXPENSE	(812,000)	—	(37,000	)(e)	(849,000)

NET INCOME (LOSS)	$724,000	$2,082,000	$(2,143,000)		$663,000

Basic and diluted earnings per share of common stock	$0.13				$0.12
Weighted average number of basic and diluted common shares outstanding	5,650,724				5,650,724
The accompanying notes are an integral part of these unaudited combining statement of operations.
10. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. As a result of the acquisition of Career Blazers, we added a significant amount of “payrolling” services, also referred to as contingency services, into our temporary staffing practice group. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Career Blazers is included in the staffing services segment. Our PEO services group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to customers. Staffing services are provided to customers throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States. One customer accounted for 13.6% of total revenue through September 30, 2007 (2.9% of gross profit). This customer is in the staffing services segment. No other customer accounted for more than 5% of revenues.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Segment information is as follows (unaudited):

	Nine months ended		Three months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Staffing revenue	$101,935,000	$72,632,000	$38,472,000	$24,895,000
PEO revenue	$25,913,000	$25,229,000	$8,417,000	$8,374,000
Total company revenue	$127,848,000	$97,906,000	$46,889,000	$33,287,000

Staffing depreciation	$168,000	$93,000	$80,000	$29,000
PEO depreciation	$122,000	$98,000	$42,000	$38,000
Total Company depreciation	$442,000	$421,000	$157,000	$141,000

Staffing income before income taxes *	$5,550,000	$5,697,000	$2,507,000	$2,045,000
PEO income before income taxes *	$4,954,000	$4,435,000	$1,638,000	$1,395,000
Total company income (loss) before income taxes	$18,852,000	$(88,000)	$9,283,000	$336,000

Staffing assets	$44,589,000	$29,234,000	$44,589,000	$29,234,000
PEO assets	$32,341,000	$30,714,000	$32,341,000	$30,714,000
Total company assets	$74,080,000	$58,474,000	$74,080,000	$58,474,000

Staffing capital expenditures	$292,000	$247,000	$73,000	$32,000
PEO capital expenditures	$77,000	$102,000	$15,000	$52,000
Total capital expenditures	$474,000	$460,000	$136,000	$147,000

*	- Segment income before income taxes is now reported before any corporate overhead allocation and differs from previously reported amounts.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing customers, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the SEC, including our annual report on Form 10-K under the Section “Risk Factors” as filed with the SEC on April 17, 2007. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
OVERVIEW OF OUR BUSINESS
Through our wholly-owned operating subsidiary, Global Employment Solutions, we are a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and PEO services.
Staffing services
The staffing services segment consists of several areas of specialization. We provide direct placement and temporary staffing services in a number of areas, such as light industrial, clerical, information technology, engineering, accounting and finance, call center and logistics, among others. As a result of the acquisition of Career Blazers, we added a significant amount of “payrolling” services, also referred to as contingency services. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider.
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
RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Nine months ended				Three months ended
	September 30,		October 1,		September 30,		October 1,
	2007		2006		2007		2006
REVENUES
Professional	19.5%		17.7%		17.6%		17.6%
Contingency	18.9%		—		22.7%		—
Permanent placement	5.7%		4.2%		5.7%		3.6%
Commercial	35.6%		52.3%		35.9%		53.6%
PEO	20.3%		25.8%		18.1%		25.2%

TOTAL REVENUES, net	100.0%		100.0%		100.0%		100.0%
COST OF SERVICES	73.3%		71.6%		74.1%		72.4%

GROSS PROFIT	26.7%		28.4%		25.9%		27.6%

OPERATING EXPENSES
Selling, general and administrative	21.4	%(a)	21.6	%(b)	19.4	%(c)	20.5%
Depreciation and amortization	1.3%		0.5%		1.5%		0.4%

Total operating expenses	22.7%		22.1%		20.9%		20.9%

OPERATING INCOME	4.0%		6.3%		5.0%		6.7%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.4%		-4.6%		-5.0%		-6.6%
Fair market valuation of warrant liability	16.5%		1.1%		19.8%		—
Other income (expense)	—		-3.2%		—		—
Gain (loss) on extinguishment of debt	-0.3%		0.3%		—		0.8%

Total other expense, net	10.8%		-6.4%		14.8%		-5.7%

INCOME (LOSS) BEFORE INCOME TAXES	14.8%		-0.1%		19.8%		1.0%
INCOME TAXES	0.1%		-0.8%		0.7%		-2.3%

NET INCOME	14.7%		0.7%		19.1%		3.3%

(a)	Includes $1,357,000 (1.1%) of compensation expense related to the granting of stock options

(b)	Includes $1,048,000 (1.6%) of compensation expense related to the recapitalization

(c)	Includes $430,000 (0.5%) of compensation expense related to the granting of stock options

We report PEO revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues is as follows:

	Gross		Net
	reporting method	Reclassification	reporting method
For the nine months ended September 30, 2007
Revenues, net	$430,465,000	$(302,617,000)	$127,848,000
Cost of services	(396,280,000)	302,617,000	(93,663,000)

Gross profit	$34,185,000	$—	$34,185,000

For the nine months ended October 1, 2006
Revenues, net	$377,417,000	$(279,511,000)	$97,906,000
Cost of services	(349,606,000)	279,511,000	(70,095,000)

Gross profit	$27,811,000	$—	$27,811,000

For the quarter ended September 30, 2007
Revenues, net	$147,272,000	$(100,383,000)	$46,889,000
Cost of services	(135,123,000)	100,383,000	(34,740,000)

Gross profit	$12,149,000	$—	$12,149,000

For the quarter ended October 1, 2006
Revenues, net	$127,167,000	$(93,880,000)	$33,287,000
Cost of services	(117,964,000)	93,880,000	(24,084,000)

Gross profit	$9,203,000	$—	$9,203,000

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements beginning February 26, 2007 for seven months of the nine month period ended September 30, 2007.
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
Net revenues increased 30.6% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the additional revenue from the acquisition of Career Blazers, an increase in the number of billed hours in the professional division of the staffing services segment, increased permanent placements, an increase in average bill rates in the staffing services segment, an increase in average worksite employees at the PEO services segment, offset by a decrease in the number of billed hours in the commercial division of the staffing services segment, as explained below. One customer accounted for 13.6% of total revenue through September 30, 2007 (2.9% of gross profit). This customer is in contingency staffing division of the staffing services segment. No other customer accounted for more than 5% of revenues.
Staffing services segment revenues increased 40.3% in 2007 over 2006. Permanent placement fee revenues (included in staffing segment revenues) increased 76.9% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the following factors:
•	12.5% increase in the number of billed hours in professional division of the staffing services segment, excluding Career Blazer revenues;

•	6.1% increase in average bill rates in the staffing services segment, excluding Career Blazer revenues;
•	Additional revenue from the acquisition of Career Blazers of $33.8 million, offset by;

•	14.5% decrease in billed hours in the commercial division of the staffing services segment.

The commercial division revenues were affected due to the loss of two customers at the end of 2006 due to merger and acquisition activity at the customers. These customers either moved to another service provider or brought the service in-house. These customers accounted for approximately 3.9% of our 2006 consolidated revenues. In the first quarter of 2007, we decided to end a relationship with another customer which accounted for approximately 4.2% of our consolidated revenue in 2006.
PEO services segment net revenues increased 2.7% in 2007 over 2006. The increase was due to a 5.1% increase in the average number of worksite employees and a 3.2% increase in average wages per employee, offset by a decrease in billed worker’s compensation premium.
Gross profit and gross margin percentage
Gross profit increased 22.9% in 2007 over 2006 due to the acquisition of Career Blazers, an increase in PEO worksite revenue, staffing consulting and temporary revenues, as well as increased permanent placement fees, offset by a decrease in gross margin percentage. Staffing segment gross profit increased 31.1% in 2007 compared to 2006. PEO services segment gross profit increased 10.9% in 2007 over 2006.
Our consolidated gross margin percentage decreased due to the addition of lower margin contingency staffing through the acquisition of Career Blazers, offset by higher permanent placement fees, a smaller percentage of our consolidated revenues coming from our commercial line of business and changes in burden rates.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased from 26.3% to 16.2% primarily due to the addition of lower margin contingency staffing through the acquisition of Career Blazers and the mix of business between higher margin IT staffing and lower margin clerical staffing.
Gross margin percentage for the commercial staffing division changed slightly from 16.7% to 16.1% due to higher permanent placement fees, offset by slightly unfavorable state unemployment and workers compensation burden.
Gross margin percentage for the PEO segment increased primarily due to favorable worker’s compensation rate mix and an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by changes in statutory unemployment rates as well as workers’ compensation cost, which may be negatively affected by unanticipated adverse claim losses.
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
SG&A expenses increased 28.9% in 2007 over 2006. The increase is primarily the result of the additional expense of Career Blazers, salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, the added burden of expenses related to being a publicly-traded company, stock option expense of $1,357,000 and lease abandonment expense of $425,000. SG&A in 2006 included compensation of $1,048,000 related to the recapitalization. SG&A as a percent of revenues decreased slightly from 21.6% in 2006 to 21.4% in 2007. We expect changes in SG&A expenses in 2007 from levels experienced in 2006, due to additional expenses related to being a publicly-traded company, additional costs associated with the implementation of Sarbanes-Oxley processes, additional headcount, new branch openings and stock option compensation. Additionally, the acquisition of the Career Blazers business will have an impact on revenues, gross margin and SG&A for 2007.

Depreciation and amortization
Depreciation expense for 2007 and 2006 was approximately the same, reflecting low capital requirements of the Company. We anticipate depreciation expense in 2007 to remain consistent with 2006. Amortization increased due to the addition of identifiable intangible assets in the acquisition of Career Blazers.
Other expense
In 2007 we recorded $395,000 related to the extinguishment of our loan facility with Wells Fargo Bank in February 2007. Other expense for 2006 related primarily to onetime costs of the recapitalization in March 2006 of $3,089,000, offset by a $273,000 net gain related to the extinguishment of our convertible debt.
Interest Expense
Other interest expense, net, increased $2,369,000 in 2007 over 2006. Interest expense increased as a result of an additional quarter’s interest on our convertible debt, mandatorily redeemable convertible preferred stock, classified as a liability, and funding on the revolving line of credit and term note in connection with the acquisition of Career Blazers. We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant liability of $21,093,000 and $1,063,000 for 2007 and 2006, respectively. The income and related reduction in the warrant liability was primarily the result of the decrease in our stock price, offset by the issuance of warrants in the stock subscription transaction during the third quarter of 2007.
Income Taxes
Income tax benefit attributable to income from operations for the nine months of 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of the stock options issued, FICA tip credits, preferred stock accretion and amortization and income related to the fair market valuation of the warrant and conversion liability.
CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements for the full three month period ended September 30, 2007.
Revenues
Net revenues increased 40.9% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the additional revenue from the acquisition of Career Blazers, an increase in the number of billed hours in the professional division of the staffing services segment, increased permanent placements, an increase in average bill rates in the staffing services segment, an increase in average worksite employees at the PEO services segment, offset by a decrease in the number of billed hours in the commercial division of the staffing services segment, as explained below. One customer accounted for 16.4% of total revenue for the three months ended September 30, 2007 (4.1% of gross profit). This customer is in contingency staffing division of the staffing services segment. No other customer accounted for more than 6% of revenues.
Staffing segment revenues increased 54.5% in 2007 over 2006. Permanent placement fee revenues (included in staffing segment revenues) increased 125.2% in 2007 over 2006. The year-over-year revenue growth is primarily attributable to the following factors:
•	19.8% increase in the number of billed hours in professional division of the staffing services segment, excluding Career Blazer revenues;

•	2.5% increase in average bill rates in the staffing services segment, excluding Career Blazer revenues;

•	Additional revenue from the acquisition of Career Blazers of $14.4 million, offset by;

•	7.7% decrease in billed hours in the commercial division of the staffing services segment.

The commercial division revenues were affected due to the loss of two customers at the end of 2006 due to merger and acquisition activity at the customers. These customers either moved to another service provider or brought the service in-house, as explained above.
PEO services segment net revenues increased 0.5% in 2007 over 2006. The increase was due to a 2.7% increase in the average number of worksite employees and a 1.3% increase in average wages per employee, offset by a decrease in billed worker’s compensation premium.
Gross profit and gross margin percentage
Gross profit increased 32.0% in 2007 over 2006 due to the acquisition of Career Blazers, an increase in PEO worksite revenue, staffing consulting and temporary revenues, as well as increased permanent placement fees, offset by a decrease in gross margin percentage. Staffing segment gross profit increased 43.6% in 2007 compared to 2006. PEO services segment gross profit increased 10.2% in 2007 over 2006.
Our consolidated gross margin percentage decreased due to the addition of lower margin contingency staffing through the acquisition of Career Blazers, offset by higher permanent placement fees, a smaller percentage of our consolidated revenues coming from our commercial line of business and changes in burden rates.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased from 25.8% to 15.8% due primarily to the volume and mix of business between higher margin IT and clerical staffing, as well the addition of lower margin contingency staffing through the acquisition of Career Blazers.
Gross margin percentage for the commercial staffing division decreased from 17.4% to 15.8% due to unfavorable state unemployment and workers’ compensation burden and lower permanent placement fees.
Gross margin percentage for the PEO segment increased primarily due to favorable workers’ compensation rate mix and an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by changes in statutory unemployment rates as well as workers’ compensation cost, which may be negatively affected by unanticipated adverse claim losses.
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
SG&A expenses increased 33.2% in 2007 over 2006. The increase is primarily the result of the additional expense of Career Blazers, salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, the added burden of expenses related to being a publicly-traded company and stock option expense of $430,000. SG&A as a percent of revenues decreased from 20.5% in 2006 to 19.4% in 2007. We expect significant changes in SG&A expenses in 2007 from levels experienced in 2006, due to additional expenses related to being a publicly-traded company, additional costs associated with the implementation of Sarbanes-Oxley processes, additional headcount, new branch openings and stock option compensation. Additionally, the acquisition of the Career Blazers business will have an impact on revenues, gross margin and SG&A for 2007.
Depreciation and amortization
Depreciation expense for 2007 and 2006 was approximately the same, reflecting low capital requirements of the Company. Amortization increased due to the addition of identifiable intangible assets in the acquisition of Career Blazers.

Interest Expense
Other interest expense, net, increased $174,000 in 2007 over 2006. Interest expense increased primarily as a result of the rate increase as described in the notes to the consolidated condensed financial statements. We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant liability of $9,310,000 and $16,000 for 2007 and 2006, respectively. The income and related reduction in the warrant liability in 2007 was primarily the result of the decrease in our stock price, offset by the issuance of warrants in the stock subscription transaction during the third quarter of 2007.
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
Net cash provided by operating activities increased $2,633,000 over 2006 for the nine months ended September 30, 2007.
Our cash position at September 30, 2007 was $353,000, an increase of $295,000 from December 31, 2006. The major components of the increase include cash provided by operations of $4,086,000 and financing activities of $6,283,000, partially offset by capital expenditures of $474,000 and the acquisition of Career Blazers.
Net cash provided by operating activities consisted of net income of $18,725,000 adjusted for non-cash charges, primarily depreciation and amortization, deferred taxes, provision for doubtful accounts, accretion of preferred stock, stock option compensation expense and decrease in warranty liability valuation, totaling $(14,311,000). In addition, the changes in accounts receivable, prepaid expenses and other current assets and accounts payable used $3,221,000 in operating cash, while the changes in accrued liabilities and income taxes payable provided $2,893,000 in operating cash. The net change in operating assets and liabilities funded the increase in accounts receivable and payroll related accrued liabilities.
Cash used for investing activities was comprised of $474,000 for capital expenditures primarily related to acquisition of computer related equipment, leaseholds, furniture and the acquisition of Career Blazers of $9,600,000.
Cash provided by financing activities consisted primarily of the proceeds from the new Capital Source debt offset by the payoff of the Wells Fargo facility and debt issuance costs.
Accounts receivable represented 77% and 83% of current assets as of September 30, 2007 and December 31, 2006, respectively. The accounts receivable balance increased 21.7% primarily as a result of the acquisition of Career Blazers and increased revenues. Adjusted for the acquisition, accounts receivable increased 6.6% from December 31, 2006.
Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under the credit and security agreement with CapitalSource and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
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
Allowance for doubtful accounts
In our business, we must make estimates of the collectibility of accounts receivable. Accounts receivable represented approximately 40% of our total assets as of September 30, 2007. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Intangible assets and goodwill
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the subsidiaries disclosed in Note A in the notes to the consolidated financial statements included in Item 15 of our annual report on Form 10-K. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Goodwill is evaluated annually for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective December 31, 2001. SFAS 142 also requires that we perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. We noted no indicators that would cause us to believe that impairment was necessary as of September 30, 2007. Identifiable intangible assets are amortized over their estimated useful life ranging from three months to five years. The weighted average amortization period for the identifiable intangible assets is 4.0 years.
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
Commitments
We assumed various operating leases for office space and equipment as a result of the acquisition of Career Blazers. We entered into a new operating lease commitment for our Chicago office beginning in the 2nd quarter of 2007. We also signed a new operating lease commitment for our Philadelphia office effective December 1, 2007. We have not entered into any other significant commitments that have not been previously disclosed in our annual report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from transactions that we enter into in the normal course of business. Our primary risk exposure relates to interest rate risk.
Our new credit agreement with CapitalSource, entered into on February 28, 2007, provides for a revolving line of credit in the maximum amount of $18 million and a $12 million term loan. Based on such outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $360,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

The valuation of the warrant liability requires the use of the volatility of our stock as well as long-term interest rates. Because our stock has not developed a long term volatility factor, we have utilized daily historical closing stock prices of comparable companies to determine a volatility factor. Changes in the stock prices and volatility, as well as changes in interest rates, has had and may have a significant non-cash impact on the warrant valuation and net income in future periods.
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
This quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K and, Post-Effective Amendment No. 1 to Form S-1 filed on October 30, 2007. From time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. As of the date of this report, management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K, filed April 17, 2007 under PART 1, Item 1A., “Risk Factors” and Post Effective Amendment No. 1 to Form S-1 filed on October 30, 2007 under “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Incorporated by reference to Item 3.02 to the Current Report on Form 8-K filed with the Securities Exchange Commission on October 9, 2007.
Item 6. Exhibits
4.1	Form of Warrant issued under Subscription Agreement, dated as of October 3, 2007 (Incorporated by reference).

10.1	Subscription Agreement, dated as of October 3, 2007, by and among Global Employment Holdings, Inc. and the purchasers signatory thereto (Incorporated by reference).

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: November 14, 2007	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant issued under Subscription Agreement, dated as of October 3, 2007	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007(File No. 000-51737)

10.1	Subscription Agreement, dated as of October 3, 2007, by and among Global Employment Holdings, Inc. and the purchasers signatory thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-51737)

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith