Form 10-K
period 2007-12-30
Global Employment Holdings, Inc.
filed 2008-04-15
CIK 1348155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 30, 2007
Commission File Number 000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2069359
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

10375 Park Meadows Drive, Suite 375 Lone Tree, Colorado	80124
(Address of Principal Executive Offices)	(Zip Code)
(303) 216-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class —	Name of Each Exchange on Which Registered N/A
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
We have computed the aggregate market value of the common stock held by non-affiliates of the Registrant to be approximately $16,111,000, based on the closing price of $3.75 per share on the OTC BB as of July 1, 2007. Shares of common stock held beneficially by executive officers and directors have been excluded, without conceding that all such persons are “affiliates” of the Registrant.
The number of shares of common stock outstanding at April 11, 2008 was 10,548,330.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the company’s Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III of this Form 10-K report.

PART I.
Cautionary Note
FORWARD LOOKING STATEMENTS
This Form 10-K and other materials we will file with the Securities and Exchange Commission, also referred to herein as the SEC, contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company’s mix of services on gross margin, the adequacy of our workers’ compensation reserves and allowance for doubtful accounts, assumptions related to our stock compensation and warrant liability valuation, the effectiveness of our management information systems the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the human capital solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; material deviations from expected future workers’ compensation claims experience; collectability of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements; and government regulation. These forward-looking statements speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section entitled “Risk Factors.”
ITEM 1. BUSINESS
Overview of our business
We operate in two industry segments: staffing services and professional employer organizations also referred to as PEO services. The staffing and PEO services segments provide a wide array of human capital solutions to business, industrial, and professional enterprises.
Industry Overview
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
Staffing Industry Analysts, Inc. estimated in a recently released report temporary help revenue for 2007 totaled $96.9 billion, a 2.1% increase from 2006. Additionally, estimated contingent search and retained search sales in the permanent placement sector grew 9.7% in 2007 to $24.8 billion. Estimated total staffing industry sales for the year 2007 totaled $132.6 billion, up 3.7% from 2006.
The Bureau of Labor Statistics of the U.S. Department of Labor predicts that the employment services industry, which consists primarily of staffing services, will grow at an average annual rate of 3.8% from 2004 to 2014, adding nearly 1.6 million new jobs. Among the ten major occupational groups tracked by the Bureau of Labor Statistics, employment in the two largest groups in 2004, professional and related occupations and service occupations, will increase the fastest and add the most jobs through 2014. These two groups alone are expected to account for almost 60% of the total job growth in that period according to a Bureau of Labor Statistics economist.

PEO Segment Overview
PEO services enable customers to cost-effectively outsource the management of human resources, employee benefits, payroll and workers’ compensation functions. Businesses today need help managing increasingly complex and time consuming employee related matters such as health benefits, workers’ compensation claims, payroll, payroll tax compliance, and unemployment insurance claims. They contract with a PEO to assume these responsibilities and provide expertise in human resources management. This allows the PEO customer to concentrate on the operations and revenue-producing side of its operations. A PEO provides integrated services to effectively manage critical human resource responsibilities and employer risks for customers. A PEO delivers these services by establishing and maintaining an employer relationship with the employees at the customer’s worksite and by contractually assuming certain employer rights, responsibilities, and risks. As reported on the website of the National Association of Professional Employer Organizations, also referred to herein as NAPEO, accessed in February 2008, the U.S. Small Business Administration, also referred to herein as the SBA, estimates that between 1980 and 2000, the number of U.S. laws and regulations regarding employment policies and practices grew by approximately 60%, and the owner of a small or midsized business now spends up to a quarter of his or her time on employment-related administrative functions. PEO’s assume much of this burdensome responsibility and improve customers’ compliance therewith.
NAPEO reports that customers value PEO services for the following reasons, among others:
•	Relief from the burden of employment administration.

•	A wide range of personnel management solutions through a team of experienced professionals.

•	Improved employment practices, compliance and risk management to reduce potential liabilities.

•	Access to a comprehensive employee benefits package, allowing customers to be competitive in the labor market.

•
Improved profitability resulting from safety engineering, control and management of workers’ compensation losses and costs, and “one-stop shopping” for employee benefits, workers’ compensation insurance, 401(k) plans, payroll services, risk management services and guidance for compliance with most federal and state employment laws.

•	Safety training and education.
The NAPEO website reports that the PEO segment generated approximately $61 billion in gross revenues in 2007 and has been recognized in the Harvard Business Review as “the fastest growing business service in the United States during the 1990s.” There are an estimated 700 PEOs offering a wide array of employment services and benefits operating in the 50 U.S. states. The growth rate in the PEO segment is high compared to other industries and the average NAPEO member’s gross revenues grew approximately 20% annually in recent years.
Traditionally, PEOs serviced small businesses. For example, the NAPEO website describes the average customer of NAPEO’s member PEOs as a small business with 19 worksite employees. Increasingly, larger businesses also are finding increased value in a PEO arrangement because PEOs offer robust web-based human resources technologies and expertise in human resources management. PEO customers represent many different types of industries and businesses ranging from accounting firms to high tech companies and small manufacturers. Many different types of professionals, including doctors, retailers, mechanics, engineers and plumbers, also benefit from PEO services.
The NAPEO website further states that PEOs also serve to improve the employment conditions of worksite employees. PEOs assist in providing enhanced access to employee benefits for between two to three million working Americans. This number is growing every year because of the savings and benefits that a PEO can provide to small businesses. PEO expertise improves the work environment and increases safety. According to the NAPEO website, the SBA has reported that the opportunity for workers at a small business to have access to a 401(k) retirement savings plan has dropped from 28% to 19%. However, 95% of NAPEO member PEOs sponsors a 401(k) or similar retirement savings plan. The average gross pay of a PEO worksite employee is approximately $31,000 annually.
A long-term relationship is developed between the customer company and the PEO. Due to strong customer satisfaction, the NAPEO website reports that NAPEO member PEOs retain nearly 88% of their customers for a minimum of one year. According to independent research conducted by the Society of Human Resource Management Foundation in May 2002, PEOs allow small to midsized business customers to “reduce costs and free up time to devote to revenue generating activities, and improvements that can be instrumental to gaining a competitive advantage.”

Company overview
Our History
We were formed in Delaware on May 19, 2004 under the name R&R Acquisition I, Inc. The company was formed as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.
On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of the outstanding equity securities of Global Employment Solutions, a Colorado corporation. Also on March 31, 2006, Global Employment Solutions entered into a merger agreement with a wholly-owned subsidiary of ours resulting in Global Employment Solutions being 100% owned by Global Employment Holdings. The share exchange and merger was treated as a recapitalization of Global Employment Solutions for financial accounting purposes. In connection with the recapitalization of Global Employment Solutions, we issued convertible notes and warrants, mandatorily redeemable convertible preferred stock and warrants, and common stock and warrants in private placements to an aggregate of 19 institutional investors, all of whom were accredited investors. Substantially all the warrants were exchanged for stock in December 2007. Global Employment Solutions was formed in 1998 and developed its platform and scale through a series of acquisitions of staffing and PEO businesses during 1998 and 1999.
Effective February 25, 2007, we closed an asset purchase agreement with several Career Blazers entities and Cape Success LLC. Under the agreement, we purchased substantially all of the property, assets and business of Career Blazers for an aggregate purchase price of $10,250,000, as adjusted based on the amount of net working capital of the purchased business. The purchase price consists of a cash payment of $9,000,000 at closing and a potential additional payment of $1,250,000 in November 2008 or January 2009 depending on when and if certain conditions, tied to the gross revenue received from the purchased business’ largest customer, are met. The acquisition of the assets was done through our wholly-owned subsidiary, Friendly Advanced Software Technology.
Subsidiaries
Global Employment Holdings is the parent corporation of Global Employment Solutions, which is the parent corporation of a number of wholly-owned subsidiaries. Our staffing segment operates under the names Global Employment Solutions or Career Blazers and our PEO operates under the name SEPEO.
Our staffing services segment consists of:

• Temporary Placement Service, Inc. (“TPS”)	• Friendly Advanced Software Technology, Inc. (“FAST”)

• Main Line Personnel Services, Inc. (“Main Line”)	• Excell Personnel Services Corporation (“Excell”)

Our PEO services segment, collectively referred to as Southeastern, consists of:

• Southeastern Personnel Management, Inc.	• Southeastern Staffing III, Inc.

• Southeastern Staffing, Inc.	• Southeastern Staffing IV, Inc.

• Bay HR, Inc.	• Southeastern Staffing V, Inc.

• Southeastern Georgia HR, Inc.	• Southeastern Staffing VI, Inc.

• Southeastern Staffing II, Inc.	• Keystone Alliance, Inc.
Services
Through our wholly-owned operating subsidiary, Global Employment Solutions, we are a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and PEO services.

Staffing services
The staffing services segment consists of several areas of specialization. We provide direct placement and temporary staffing services in a number of areas, such as light industrial, clerical, information technology, engineering, accounting and finance, call center and logistics, among others. As a result of the Career Blazers acquisition, we added a significant amount of “payrolling” services, also referred to as contingency services. Payrolling services consist of a staffing firm placing on its payroll employees recruited or hired by a customer. Assignments are generally of a longer-term nature. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider.
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
PEO services
Our PEO services segment assists customers in managing human resources responsibilities and employer risks. In a PEO services arrangement, we enter into a contract to become a co-employer of the customer-company’s existing workforce. Pursuant to this contract, we assume responsibility for some or all of the human resource management responsibilities, including payroll, payroll taxes, employee benefits, administration of health insurance, workers’ compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements and related administrative responsibilities. We have the right to hire and fire our PEO employees, although the customer-company remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.
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
Marketing
We have an internal marketing department to help customize and facilitate the sales process. Our marketing department provides continuity of message, efficient proposal development, increased morale of sales organization due to high quality marketing materials, and organized marketing plans.

Marketing in the Staffing Services Segment
We use various methods to identify and qualify prospective customers. Qualification criteria include creditworthiness, workplace safety, worker skill-sets required, and employee pay-rates, to name a few. Our sales representatives and marketing department become rather tightly focused on these “qualified” prospective customers. In order to facilitate the penetration and growth of the customer-base there is an ongoing internal recruiting effort to hire experienced market professionals in the relevant geographic area as well as rapidly developing new sales associates.
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
As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During 2007, one customer accounted for 14.3% of our revenues (3.3% of gross profit). This customer is in the contingency staffing division of the staffing services segment. During 2007, no other customer accounted for more than 5.0% of our revenue. Our ten highest volume customers in 2007 accounted for an aggregate of 35.6% of our revenue.
With 95% of our PEO business in Florida, our PEO is focused on industry segments indigenous to the unique economy of Florida. As a result, at the end of 2007, 35% of our PEO business is in construction, 7% in manufacturing, 21% in restaurants, and 37% in hospitality and other services. The average size of our PEO customer base is 16 employees.
We currently provide services in the state, local and federal government sector; however they are not significant to consolidated revenues.
Our Strategy and Competitive Strengths
Support, Strengthen and Expand Branch Office Operations
We believe that increasing penetration in our existing markets is an effective and cost-efficient means of growth as we are able to capitalize on our reputation and growing brand awareness in the territories in which we operate. We believe that there is substantial opportunity to further penetrate these territories. We intend to increase our penetration in our existing markets by continued growth through the effective use of our internal sales staff, referrals from current clients and marketing efforts within the local business community.
Increase Customer Utilization of our Services
We believe that we will be able to continue to maintain our average level of professional service fees per customer employee and improve customer retention as our customers more fully utilize our current service offerings. We invest substantial time integrating our services into our customer’s organizations to optimize their effectiveness and measure their results. Our long-term partnership philosophy provides us with the opportunity to expand our PEO and staffing services.
Enhance Management Information Systems
We continue to invest in developing our information technology infrastructure. We believe that our platform gives us a competitive advantage by allowing us to provide a high level of flexibility in meeting a variety of demands of our small and medium-sized business customers on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned development of new business units and expected increased market share in the foreseeable future.

Penetrate Other Selected Markets
We intend to open additional branch offices in new geographic markets as opportunities arise. Since the beginning of 2004, we have opened eight new offices in Georgia to expand our presence in select geographic markets. We have developed a well-defined approach to geographic expansion which we will use as a guide for entering new markets. We have begun to explore providing PEO services in Texas in 2008.
Pursue Strategic Acquisitions
In order to increase our customer base we plan to expand our presence in existing markets, enter new markets and broaden our service offerings, which may include additional strategic acquisitions in both staffing and PEO services.
In February 2007, we acquired the Career Blazers business. Career Blazers, with offices in New York City, New Jersey, Washington, DC and Maryland, provides temporary and permanent staffing and related services to clients in the northeastern region. The acquisition allows us to expand our operations into these markets not previously served by us. Career Blazers has a strong reputation as a quality service provider in its markets and shares our culture of focusing on superior performance and customer satisfaction. Career Blazers has developed and enjoys significant brand loyalty with both employees and its significant client base over its 57 year history. Following the acquisition, through a successful integration into our back office and corporate structure, we were able to eliminate significant administrative expenses borne by Career Blazers in the past.
Financial Information about Segments
Refer to Note O in the notes to consolidated financial statements included in Item 15 of this annual report on Form 10-K, which is incorporated by reference.
Financial Information about Geographic Areas
Refer to Notes A and O in the notes to consolidated financial statements included in Item 15 of this annual report on Form 10-K, which is incorporated by reference.
New Market Segments
We are not currently developing any new segments. However, we review acquisition opportunities on a periodic basis. While growth through acquisition is an element of our overall strategic growth plan, there can be no assurance that any additional acquisitions will be completed in the foreseeable future, or that any future acquisitions will have a positive effect on our financial performance.
Competition
The staffing industry is highly competitive with few barriers to entry. We believe that the majority of commercial staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. According to the ASA’s website, accessed in February 2008, there are over 6,000 providers of human capital services in the United States who have been in business for more than one year. Competition in the staffing and PEO services segments comes from a variety of sources such as national and multi-national public service providers, large regional service providers, multi-branch local service providers and single branch local service providers. National service providers attempt to align themselves with national corporations to become the exclusive service providers of those corporations as well as compete at the local level through branch networks. Regional and local providers are often formidable competitors due to management tenure and years in a market. We compete directly with national staffing services providers, such as Kelly Services, Inc, Robert Half International, Inc., MPS Group, Labor Ready, Inc., Manpower, Inc., Randstad Group and Spherion Corporation and national PEO service providers, such as Administaff, Inc., Automatic Data Processing, Inc., Gevity HR, Inc., Oasis Outsourcing and Strategic Outsourcing Inc. We also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects, such as TeleTech Holdings Inc.
Competition within the industry is based on many factors. We believe that the primary factor within the universe of customers and prospective customers we pursue is reliability of service delivery. As customers and prospective customers commit to outsource more and more of the human resource management functions, their dependence on a “reliable supplier” becomes critical. Price is always an issue, but we believe we are often able to maintain customers at a higher price point by providing superior and reliable services.

Research and Development
We do not conduct research and development activities.
Seasonality
The staffing services segment is subject to seasonality. In light industrial services, customer demand for workers is usually higher between July and November each year. Demand recedes somewhat starting in late December through March. By emphasizing on-site management arrangements, we believe that we have been able to reduce the seasonality of our business.
The PEO services segment suffers far less from seasonal fluctuations, with the exception of the first quarter of each year when traditionally more new business is booked than during other times of the year.
Our Technology and Management Information Systems
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
Risk Management Programs
We are responsible for all employee-related expenses for our temporary staff and PEO employees, including workers’ compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. We provide workers’ compensation insurance covering all of our employees through various providers. We maintain guaranteed cost policies for workers’ compensation coverage in the states in which we operate, with minimal loss retention for employees in our commercial division of the staffing services segment. Under these policies, the Company is required to maintain refundable deposits of $1,774,000 and $2,007,000, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 2007 and December 2006, respectively.
We had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of December 2007, the funds assets had been fully utilized to pay claims. Future claim payments will come from our working capital. As of December 2007 and December 2006, the estimated claims under this program were $2,037,000, and are reported within accrued liabilities in the accompanying consolidated condensed balance sheets. Our policy is to use the estimated undiscounted workers’ compensation claims associated with the large deductible insurance program when determining our obligation there under. These workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. These claim estimates are continually reviewed by our risk management department, and through December 2006, annually by an independent actuary. Any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.
Our nationwide risk management program is managed by our risk management department consisting of risk management and workers’ compensation professionals, as well as claim administrators who monitor the disposition of all claims and oversee all workers’ compensation claim activity. The department utilizes a variety of creative and aggressive workers’ compensation loss prevention and claim management strategies. The risk management program includes safety programs, claim strategy reviews with our insurance carrier and third-party administrator, a return-to-work modified duty program, pre-placement customer safety evaluations and light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.

Employees
As of March 30, 2008, we had approximately 18,300 employees, consisting of approximately 3,600 staffing services employees, approximately 14,350 PEO worksite employees and approximately 350 internal managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer companies. We are the exclusive employer of our managerial, sales, administrative and staffing services employees. Our employment relationship with our PEO worksite employees is considered a “co-employment” relationship. The PEO relationship involves a contractual allocation and sharing of employer responsibilities between our customer and us. We believe that we are an employer of employees provided to our PEO customers on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. As co-employer with our customer companies, we contractually assume substantial employer rights, responsibilities, and risks through the establishment and maintenance of an employer relationship with the workers assigned to our customers.
More specifically, we establish a contractual relationship with our customers whereby we:
•	Co-employ workers at customer locations, and thereby assume responsibility as an employer for specified purposes of the workers assigned to the client locations.

•	Reserve a right of direction and control of the employees.

•	Share or allocate with customer employers responsibilities in a manner consistent with maintaining the customers’ responsibility for their products or services.

•	Pay wages and employment taxes of the employees out of our own accounts.

•	Report, collect and deposit employment taxes with state and federal authorities.

•	Establish and maintain an employment relationship with our employees that is intended to be long-term and not temporary.

•	Retain a right to hire, reassign and fire the employees.
During 2007, none of our employees were covered by a collective bargaining agreement. Each of our managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to compete for 12 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe that our employee relations are good.
Service Marks
We regard our service marks and similar intellectual property as important, but not critical, to our success. We rely on a combination of laws and contractual restrictions with our employees, customers and others to establish and protect our proprietary rights.
We have registered seven service marks in the United States: Global Employment Solutions, Global Employment Solutions, accompanied by a design element, Career Blazers (for employment agency services), Career Blazers (for franchising services), a miscellaneous triangular design used in the Career Blazer business, Excell, accompanied by a design element and Excellence at work. Some of our subsidiaries operate under unregistered trade names: Southeastern Companies, Southeastern Companies Inc. and SEpeo. In addition, we have two registered copyrights.
Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use.
Regulation
We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations.

Working Capital Practices
See the discussion contained under the caption “Liquidity and Capital Resources” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form10-K as well as the discussion under the caption “ITEM 1A. Risk Factors.”
Available information
We file electronically with the SEC, our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website address is https://www.gesnetwork.com. The information included on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K. We will make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer.
ITEM 1A. RISK FACTORS
There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.
We face price competition which could result in a decrease in our gross margins or, if we are unable to compete effectively, loss of revenues.
The staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. We compete in regional and local markets with both small and large full service agencies, specialized temporary and permanent placement services agencies, companies that are focused on PEO services, as well as information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects. While some competitors are smaller than us, they may enjoy an advantage in discrete geographic markets because of a stronger local presence.
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
Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity begins to improve, temporary employees are often added before full-time employees are hired as companies cautiously re-enter the labor market. As a result, our revenues derived from staffing services may be highest at the beginning of an economic recovery. During strong economic periods, however, we often experience shortages of qualified employees to meet customer needs. Also, as economic activity begins to slow down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. We have experienced slowdowns in construction related businesses in Florida and carpet related industries in Georgia.
Our business is subject to risks associated with geographic market concentration.
We currently have offices in ten states. In 2007, operations in Georgia accounted for approximately 37% of our revenues, operations in Florida accounted for approximately 19% of our revenues, and operations in New York/New Jersey accounted for approximately 27% of our revenues. If the regulatory environment in the markets in which these offices operate changes in a way that adversely affects our ability to do business or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected. Further, the local economies in some of the geographic areas in which we operate, such as, but not limited to, Florida and Georgia, may suffer adverse effects from hurricanes or other natural disasters which could result in our inability to operate, a decrease in our revenues or an increase in our costs of doing business.
Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time.
Our service agreements with our customers are generally cancelable by the customer with little or no notice to us. As a result, a significant number of our customers can terminate their agreements with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.
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
The customer retention rate, as a percent of average customers, in our PEO services segment was 73% for 2007 and 75% and 79% for the years 2006 and 2005, respectively. The number of PEO services customers billed increased in each of the years 2007, 2006 and 2005.
We did not lose any significant customers in our staffing services segment during 2005. At the end of 2006, we lost two significant customers due to the customers’ merger and acquisition activity which resulted in the customers’ moving their business to another service provider or bringing the service in-house. These customers accounted for approximately 3.0% of our 2006 consolidated revenues. In the first quarter of 2007, we elected to end our relationship with another customer which accounted for approximately 4.0% of our consolidated revenue in 2006. The number of staffing services customers billed decreased slightly in 2006 due to the decline in the number of permanent placement customers billed, however we had growth in the professional staffing and commercial staffing divisions’ customer base in each of the years 2007, 2006 and 2005.
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

We are also liable for workers’ compensation claims for claims in existence from February 1999 through July 2002. The estimated liability for the remaining claims for the described time period was $2,037,000 as of December 2007. We had established a collateral deposit to pay such claims, but as of December 2007, we had exhausted this collateral deposit account. The remaining liability will be paid using our working capital.
We derive working capital for our operations through cash generated by our operating activities and borrowings under our revolving line of credit. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms.
The amount we are entitled to borrow under our revolving line of credit is calculated weekly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The amount available under our revolving line of credit was $4,600,000 as of April 7, 2008. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.
The agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including fixed charges ratios, annual capital expenditure limitations and restrictions on the payment of dividends.
We were and remain in default of our loan covenants as of December 2007 with regard to minimum EBITDA requirements. We began negotiations with CapitalSource in December 2007 to amend the facility in order to cure the default. While we currently have a draft amendment under review, CapitalSource has not formally waived our default and is entitled under the credit facility to accelerate the loans. CapitalSource continues to fund our liquidity requirements pending either a payoff or amendment of the facility. There can be no assurance that CapitalSource will continue to fund such requirements or that we, or CapitalSource, will agree to an amendment.
We also began and have substantially completed negotiations with a major bank to provide for a new senior credit and security agreement to replace and payoff the CapitalSource agreement. There can be no assurance that we will enter into the new senior credit facility.
Any future failure to comply with the covenants which may occur under our credit facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurance that any future lender will waive defaults that may occur in the future. If we were forced to refinance our credit arrangement, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.
We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, and have, in the past, been required to aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps included working to improve collections, adjusting the timing of cash expenditures and reducing operating expenses where feasible.
We may not have sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that income generated from operations and the potential conversion of our convertible notes and mandatorily redeemable convertible preferred stock will provide us with increased stockholders’ equity. The conversion prices for these securities are significantly higher than the price at which our common stock is currently trading, making conversion currently unlikely. Should such conversion not occur, we may require additional equity or debt financing to refinance our convertible notes and mandatorily redeemable convertible preferred stock when they become due in 2011 and 2013, respectively. We may not be able to obtain financing on terms satisfactory to us, or at all.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital we have available to support and grow our field operations.
We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. A significant portion of our workers’ compensation program renews annually on January 1 of each year, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms, or at all.
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
Commissions and overrides represent a significant proportion of these professionals’ total compensation. Permanent placement professionals generally earn 100% of their compensation through commissions. Staffing managers can generally earn from 15% to 40% of their compensation through commissions and overrides.
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
Our ability to secure new employee recruiting engagements and to hire qualified professionals are highly dependent upon our overall reputation and brand name recognition as well as the individual reputations of our professionals. We obtain a majority of our new engagements by referrals from existing customers. Therefore, the dissatisfaction of any customer could have a disproportionate, adverse impact on our ability to secure new engagements. Any factor that diminishes our reputation or the reputation of any of our personnel could make it more difficult for us to compete successfully for both new engagements and qualified personnel. This could have an adverse effect on our financial condition and operating results.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to customer credit risks.
We generally assume responsibility for and manage the risks associated with our employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the customer makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our staffing customers weekly and our PEO customers at the end of their specific payroll processing cycle. PEO and contingency invoices are due prior to the release of the customers’ payroll. We also carefully monitor the timeliness of our customers’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, we may suffer losses which would decrease our profitability.
If we are found not to be an “employer” under certain laws and regulations, our customers may stop using our services, and we may be subject to additional liabilities.
We believe that we are an employer of record for the employees provided to our PEO and temporary staffing services customers on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be an employer under such laws and regulations and are therefore unable to assume obligations of our customers for employment and other taxes, our customers may be held jointly and severally liable with us for payment of such taxes. Some customers or prospective customers may view such potential liability as an unacceptable risk, discouraging current customers from continuing their relationships with us or prospective customers from entering into new relationships with us.
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
Adverse developments in the market for excess workers’ compensation insurance could lead to an increase in our costs.
We maintain guaranteed cost policies for workers’ compensation coverage in the states in which we operate, with minimal loss retention for employees in our commercial division of the staffing services segment. Changes in the market for workers’ compensation insurance may lead to limited availability of such coverage or additional increases in our insurance costs, either of which may increase our costs of doing business, thereby decreasing our profit.
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
In recent years, there has been significant negative publicity relating to the use of staffing or PEO companies to shield employers from poor unemployment history and high state unemployment taxes, also referred to herein as SUTA. PEOs effectively manage their SUTA rates to lower rates than do most customers on their own. Some states require that the customer retain their own SUTA rate when utilizing a PEO, and others permit the PEO to pay this under the experience of the PEO. PEOs can exist in either environment. New legislation enacted at the state or federal level to try to counter this perceived problem could have a material adverse effect on our business by, for example, making our services less attractive to our existing customers and potential customers or restricting our ability to market our services to existing or potential customers thereby preventing us from maintaining or increasing our revenues.
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
From time to time, we are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our business, financial condition and results of operations if we are unable to recover any monetary liability resulting from a successful claim with insurance proceeds or working capital.
We are involved, from time-to-time, in a variety of litigation arising out of our business. We carry insurance to cover most business risk, but there can be no assurance that the insurance coverage we have will cover all claims that may be asserted against us. Should any ultimate judgments or settlements not be covered by insurance or exceed our insurance coverage, such uncovered losses could increase our costs and could have a material adverse effect on our results of operations, financial position and cash flows. There can also be no assurance that we will be able to obtain appropriate and sufficient types or levels of insurance in the future or those adequate replacement policies will be available on acceptable terms, if at all.

Our common stock has been thinly traded and prospective investors may not be able to resell their shares at or above the purchase price paid by such investor, or at all.
Our common stock became eligible for trading on the OTC BB trading system in August 2006. The OTC BB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC BB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:
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
Our common stock is currently considered a “penny stock” and may be difficult to sell.
The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Reported trades of our common stock on the OTC BB have been at a price below $5.00 since April 2007 and, accordingly, our common stock is currently considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

A significant amount of common stock is eligible for sale, and its sale could depress the market price of our common stock.
Current and former employees hold approximately 3,600,000 shares of our outstanding common stock which all became tradable on March 31, 2008 pursuant to revisions to Rule 144 and the expiration of the two year lock on senior management. Sales of any number of these shares of common stock in the public market could lower the market price of our common stock.
A significant amount of common stock is subject to issuance upon the conversion of our convertible subordinated notes and mandatorily redeemable convertible preferred stock. The conversion, exercise and sale of these financial instruments could depress the market price of our common stock.
At December 2007, we have outstanding $24,013,000 aggregate principal amount of senior subordinated secured convertible notes convertible at a holder’s option into approximately 5,458,000 shares of our common stock at any time prior to maturity, at a conversion price of $4.40 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. Our common stock has not been trading at 200% at the current conversion price since March 31, 2007. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and Series A mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
We have outstanding 12,750 shares of our Series A mandatorily redeemable convertible preferred stock currently convertible into approximately 3,601,000 shares of common stock at a conversion price of $4.07. The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into a number of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% (as adjusted and subject to temporary adjustment) from issuance to maturity, by the conversion price, subject to adjustment upon certain events. A stockholder may not convert our Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
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
The trading market for our common stock may depend significantly on the research and reports that securities analysts publish about our business or us. We do not have any control over these analysts. Currently there is no coverage of our common stock and there is no guarantee that securities analysts will cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. If we are covered by securities analysts, and our common stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our common stock price or trading volume to decline.
Our certificate of incorporation contains an anti-takeover provision which could discourage or prevent a takeover even if an acquisition would be beneficial to our stockholders.
Our board of directors, without further stockholder approval, may issue preferred stock, with such terms as the board of directors may determine, that could have the effect of delaying or preventing a change in control. The issuance of preferred stock could also adversely affect the voting powers of the holders of our common stock, including the loss of voting control to others.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls is time consuming, difficult and costly.
Global Employment Solutions had never operated as a public company prior to the consummation of the recapitalization on March 31, 2006. It has been time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act of 2002. We have already hired additional financial staff and may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications the Sarbanes-Oxley Act requires publicly traded companies to obtain.
If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.
There can be no assurance that, when required, our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.
In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we have discovered “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, also referred to herein as PCAOB as discussed in Part II, Item 9A — Controls and Procedures.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The PCAOB refers to Financial Accounting Standards Board Statement No 5, Accounting for Contingencies, also referred to herein as SFAS 5, for a definition of “reasonable possibility”, noting that there is a reasonable possibility of an event occurring when the likelihood of the event is either “reasonably possible” or “ probable” as those terms are used in SFAS 5. SFAS 5 defines “reasonably possible” as the chance of the future event or events occurring are more than remote but less than likely. SFAS 5 defines “probable” as the future event or events are likely to occur.
The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure that the measures we will take will remediate any material weaknesses identified or that we will implement and maintain adequate controls over our financial process and reporting in the future.
Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses, to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 10375 Park Meadows Drive, Suite 375, Lone Tree, CO 80124. The telephone number of our corporate headquarters is (303) 216-9500. Our headquarters total approximately 4,300 square feet and the lease expires in April 2010. In addition, we lease space for our branch offices: two in Florida, 24 in Georgia, and one each in Illinois, New York, Maryland, New Jersey, Pennsylvania, Texas and the District of Columbia. The majority of the leases are for fixed terms of one to 10 years and contain customary terms and conditions. Management believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.
ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings
From time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. We carry insurance to mitigate any potential liabilities associated therewith. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. As of the date of this prospectus, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been included for quotation on the OTC BB under the symbol “GEYH.OB” since August 11, 2006. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported on the OTC BB.

2006:	High	Low
Third quarter ended October 1, 2006	$5.30	$5.15
Fourth quarter ended December 31, 2006	$5.25	$5.15
First quarter ended April 1, 2007	$5.25	$5.00
Second quarter ended July 1, 2007	$5.25	$3.75
Third quarter ended September 30, 2007	$3.75	$1.50
Fourth quarter ended December 30, 2007	$2.50	$1.50
As of April 11, 2008, the last reported sales price on the OTC BB for our common stock was $1.75 per share.
Sales of unregistered securities and use of proceeds.
Incorporated by reference to Item 15 of Part II in our registration statement Post-effective amendment No. 2 to Form S-1 and Amendment No.1 to Form S-1, filed December 21, 2007, as amended.
On March 31, 2006, we issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. We also issued warrants to purchase our common stock to our placement agent in the recapitalization (collectively “recapitalization warrants”). The recapitalization warrants were exercisable into common stock at exercise prices between $4.23 and $4.40 per share. Effective September 30, 2007, we issued warrants to certain stand-by purchasers of our common stock (“backstop warrants”). The backstop warrants were exercisable into common stock at an exercise price of $1.80.
On December 28, 2007, Holdings closed a Warrant Exercise and Cancellation Agreement (the “Warrant Agreement”) with respect to substantially all of its outstanding warrants to purchase common stock. The recapitalization warrants were exercised into 0.33 shares of common stock, and the backstop warrants were exercised into 0.5953061 shares of common stock. A total of 2,524,578 shares of common stock were issued in exchange for 6,172,283 warrants. One holder was unable to convert all outstanding warrants as they would have exceeded 4.99% ownership of outstanding common stock and at December 2007, there were 340,727 outstanding warrants exercisable into 112,440 shares of common stock.
Resale of the shares issued with respect to the recapitalization warrants has been registered under the Securities Act of 1933, as amended. Resale of the shares issued with respect to the backstop warrants has not been registered. The cash-less exercise of the warrants was consummated pursuant to Sections 3(a)(9) and 18(b)(4)(C) of the Securities Act of 1933, as amended. Accordingly, pursuant to Rule 144 under the Securities Act, the holding period of the common stock shares issued shall tack back to the original issue date of the warrants.
Issuer purchases of securities for cash.
In December 2006, we purchased and retired 806 shares of common stock for $6,000. Additionally, in November 2006, a former employee forfeited 6,680 shares of common stock which we hold in treasury. On September 28, 2006, the Company repurchased $5,744,000 principal amount of convertible notes (then convertible into 919,040 shares of our common stock) plus all accrued interest for $4,997,000, which then included warrants to purchase 91,904 shares of our common stock at $6.25 per share.
Dividends
In March 2005, Global Employment Solutions made a payment, characterized as a dividend for accounting purposes, to holders of its restricted common stock and Series C preferred stock in the aggregate amount of $7.0 million.
In connection with the recapitalization, on March 31, 2006, we paid, to approximately 250 former shareholders of Global Employment Solutions, an aggregate amount of $40.5 million. This amount was not deemed a dividend for accounting or tax purposes.

We did not declare or pay any other dividends during 2006 or 2007. We do not intend to pay any dividends on our common stock in the foreseeable future. We are restricted or prohibited from paying common stock dividends by the terms of our preferred stock, convertible notes and senior credit facility.
Securities Authorized for Issuance under Equity Compensation Plans
The table below sets forth, as of December 30, 2007, information about our common stock that may be issued upon the exercise of options under our 2006 Stock Plan.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,499,540	$2.97	600,460

Equity compensation plans not approved by security holders	—	—	—

Total	1,499,540	$2.97	600,460

A description of the equity compensation plan is incorporated by reference to Note J in the Notes to Consolidated Financial Statements included in Item 15 in this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth summary financial information and other data for Global Employment Holdings. All data has been derived from audited financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this Form 10-K.

	Years Ended
(All amounts in thousands, except per share data)	2007		2006		2005	2004	2003
Revenues, net	$173,893		$128,790		$111,563	$97,126	$85,568
Gross profit	$45,329		$36,719		$34,370	$30,200	$27,231
SG&A expenses	$37,432	(d)	$28,311	(a)	$45,478 (b)	$23,936	$22,630
Depreciation and amortization	$2,563		$573		$729	$734	$707
Operating income (loss)	$5,334		$7,835		$(11,837)	$5,530	$3,894
Other income (expense)	$5,543		$(7,959	) (c)	$(256)	$(703)	$(798)
Net income (loss)	$10,966		$1,309		$(15,725)	$2,793	$1,673
Dividend paid to Series C preferred shareholders	$—		$—		$(6,300)	$—	$—
Valuation of redeemable preferred stock	$—		$—		$(36,693)	$—	$—
Income (loss) available to common stockholders	$10,966		$1,309		$(58,718)	$2,793	$1,673
Income (loss) per share:
Basic earnings (loss) per share
Income (loss) available to common stockholders	$1.67		$0.23		$(10.95)	$0.51	$0.30
Weighted average number of shares outstanding	6,550		5,745		5,363	5,471	5,547
Diluted earnings(loss) per share
Income (loss) available to common stockholders	$1.04		$0.23		$(10.95)	$0.51	$0.30
Weighted average number of shares outstanding	15,586		5,745		5,363	5,471	5,547
Total assets	$69,486		$57,202		$52,920	$51,014	$51,953
Long-term debt, net	$16,114		$15,138		$—	$17,800	$17,370
Long-term mandatorily redeemable preferred stock, net	$4,588		$2,013		$—	$5,856	$5,837
Stockholders’ equity (deficit)	$983		$(19,641)		$(24,921)	$11,234	$8,443

(a)	Includes $1,048 of non-recurring compensation expense in connection with the March 31, 2006 recapitalization.

(b)	Includes $21,152 of restricted stock compensation recorded in connection with the March 31, 2006 recapitalization.

(c)	Includes $3,359 of expenses recorded in connection with the March 31, 2006 recapitalization.

(d)	Includes $2,355 of compensation expense related to the granting of stock options and conversion of warrants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Global Employment Holdings, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K for the year ended December 30, 2007.
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
Critical Accounting Policies
We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note A in the notes to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, also referred to herein as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers’ compensation costs, collectability of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation, income taxes, stock option expense and warrant and conversion liability. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the consolidated financial statements.
Revenue Recognition
Our PEO revenues consist of amounts received or receivable under employee leasing customer service agreements. Amounts billed to PEO customers include actual wages of employees dedicated to each work-site and related payroll taxes paid by us, a contractual administrative fee, and workers’ compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to customers for workers’ compensation coverage and unemployment insurance for the leased employees and the actual cost of the insurance to us. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record PEO revenues net, having determined that this better reflects the substance of the transactions between us and our PEO customers. We believe this allows greater comparability to the financial results within the industry. In addition, we believe that this will better focus us on, and allow investors to better understand, the financial results of our business. Revenues relating to earned but unpaid wages of work-site employees at the end of each period are recognized as unbilled accounts receivable and revenues, and the related direct payroll costs are accrued as earned by the work-site employees. Subsequent to the end of each period, such wages are paid and the related revenue is billed.
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
Allowance for Doubtful Accounts
In our business, we must make estimates of the collectability of accounts receivable. Accounts receivable represented 40% and 41% of our total assets as of December 2007 and December 2006, respectively. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. We also consider a number of factors, including the length of time accounts receivable are past due, our previous loss history, and the condition of the general economy and the industry as a whole. Based on previous loss history, permanent placement allowances are established to estimate losses (returned placement revenues) due to placed candidates not remaining employed for the period guaranteed by us, which is normally 30 to 90 days. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
The following table sets forth the allowance for doubtful accounts reconciliation for the past three years:

	2007	2006	2005
Balance, beginning of year	$431,000	$536,000	$469,000
Additions charged to cost and expense	124,000	394,000	330,000
Acquisition of Career Blazers	319,000	—	—
Accounts receivable written-off, net of recoveries	(398,000)	(499,000)	(263,000)

Balance, end of year	$476,000	$431,000	$536,000

Intangible Assets and Goodwill
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the acquired entity. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, for recognition as an asset apart from goodwill. Goodwill is evaluated annually for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective December 31, 2001. SFAS 142 also requires that we perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. The two step approach to assess goodwill impairment requires us to first compare the estimated fair value of each reporting unit that contains goodwill to the carrying amount of the unit’s assets and liabilities, including goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed in which the current fair value of the unit’s assets and liabilities will determine the implied fair value of the unit’s goodwill and the resultant impairment charge.
SFAS 142 describes various potential methodologies for determining fair value, including discounted cash flow analysis (present value technique) and techniques based on the multiples of earnings, revenue, EBITDA, and/or other financial measures. Due to the observable operating and economic characteristics of our company and the staffing industry in which it operates, management determined that a valuation based on multiples of EBITDA, supported by staffing industry business acquisition data and public market multiples, is the most appropriate valuation methodology.
We determined that each of our subsidiaries is an individual reporting unit as defined by SFAS 142. Accordingly, we valued each of the subsidiaries which have goodwill recorded based on multiples of trailing twelve month EBITDA for the annual impairment test. Based upon the results of step one of the impairment test, in each instance the fair value of the reporting unit exceeded its carrying value. Accordingly, step two of the impairment test was not required and no impairment charge was required during 2007, 2006 or 2005.
The increase in goodwill and intangible assets is a result of the acquisition of Career Blazers. The acquisition allows Holdings to expand our operations into these markets not previously served by us. The following factors were primary reasons that contributed to the estimated goodwill and intangible assets that will be recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base.
Identifiable intangible assets are amortized over their estimated useful life ranging from three months to five years. The weighted average amortization period for the identifiable intangible assets is 4.0 years.

Income Taxes
We account for income taxes by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in our financial statements or tax returns. As required under SFAS 109, Accounting for Income Taxes, we measure these expected future tax consequences based upon provisions of tax law as currently enacted. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. We also provide a reserve for tax contingencies when we believe a probable and estimatable exposure exists. The Company has established a valuation allowance against its net deferred tax assets as of December 2007 and December 2006 of $1,027,000 and $744,000, respectively. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets related to state net operating loss carry forwards should remain subject to an allowance until it has forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets.
The Company believes it will have sufficient future taxable income to support the carrying value of the net deferred tax assets based upon management’s assumptions about revenue growth and gross margin. If future operating results are not sufficient, then the Company may need to set up valuation allowance reserves against these assets which will increase the tax expense recorded on our consolidated statements of operations.
Stock-Based Compensation
SFAS 123 (revised 2004), Share-Based Payments, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, requires all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements based on their fair values. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allowed companies to adopt the provisions of SFAS 123(R) beginning in the first annual period beginning after June 15, 2005. We adopted the fair value method of accounting pursuant to SFAS 123 (R) for all issuances of restricted stock and stock options beginning in 2006 and applied it to the stock options granted in 2007.
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
The Company granted equity share options that have the following basic characteristics:
•	The stock options are granted at-the-money;

•	Exercisability is conditional only on performing service through the vesting date;

•	If an employee terminates service prior to vesting, the employee would forfeit the stock options;

•	If an employee terminates service after vesting, the employee would have a limited time to exercise the vested stock options (typically 30-90 days);

•	The stock options are nontransferable and nonhedgeable; and

•	The Company utilizes the Black-Scholes closed-form model for valuing its employee stock options.
These types of options are commonly referred to as “plain vanilla”. Staff Accounting Bulletin 107, as extended by Staff Accounting Bulletin 110, issued by the SEC, states it is allowable for an entity which chooses not to rely on its historical exercise data may find certain alternative information, such as exercise data relating to employees of other companies, is not easily obtainable. As such, in the short term, some companies may encounter difficulties in making a refined estimate of expected term. Accordingly, it is acceptable to utilize the following “simplified” method for “plain vanilla” options consistent with those in the fact set above: expected term = ((vesting term + original contractual term) / 2). More detailed information about exercise behavior will, over time, become readily available to companies. As such, this simplified method can be used for share option grants until more detailed information is widely available.

Prior to the adoption of SFAS 123(R), we used the fair value method of accounting pursuant to SFAS 123, for all issuances of stock options to non-employees. We used the intrinsic value method under the provisions of APB, No. 25 and related interpretations in accounting for all stock options issued to employees until January 1, 2006. Under APB No. 25, compensation cost was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant.
Warrant and Conversion Feature Valuation
We applied the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of our common stock warrants and the conversion features embedded in our convertible notes and Series A mandatorily redeemable preferred stock. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of our common stock, mandatorily redeemable convertible preferred stock and convertible notes equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments. We adjust this quarterly to the estimated fair market value based upon then current market conditions.
We value the warrant and conversion liability using the Black-Scholes model, based upon interest rates, stock prices, the contractual term of the underlying financial instruments and volatility factors in effect at the end of each quarter.
Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Option-pricing models require an estimate of expected volatility as an assumption because an option’s value is dependent on potential share returns over the option’s term. The higher the volatility, the more the returns on the share can be expected to vary, up or down. Because an option’s value is unaffected by expected negative returns on the shares, other things being equal, an option on a share with higher volatility is worth more than an option on a share with lower volatility.
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
We utilized an average expected volatility of 55.1% and 59.7% for 2007 and 2006, respectively.
We believe that these assumptions are reliable. However, these assumptions may change in the future based on actual experience as well as market conditions.
In December 2007, the company converted substantially all of its warrants to common stock. The remaining warrant liability relates primarily to the conversion features embedded in our convertible debt and mandatorily redeemable convertible preferred stock.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note A in the notes to the consolidated financial statements beginning on page F-6 of this annual report on Form 10-K.

Executive Overview
Our results for 2007 were encouraging in all of our service lines. All of our service lines had positive growth with the exception of our commercial staffing division due to the loss of three customers in late 2006 and early 2007. That division has rebounded well and recorded its highest revenue volume in the fourth quarter for the past five years. We believe our operating results continue to reflect, in part, the competitive advantage of offering a broad array of human resource management services through our PEO arrangements, expanded service offerings in the staffing segment and leveraging the human resources in each of our locations. We believe this competitive advantage has enabled us to increase business opportunities in the locations we service. We believe the acquisition of Career Blazers will allow us to expand and leverage our services into the geographic markets that they serve. Management expects that demand for our staffing services will continue to reflect overall economic conditions in our market areas. Our diversified geographic and product offerings helps to buffer us against overall economic softness. While we believe that we are well positioned, both strategically and financially, to continue generating improved operating results in 2008, softness in the human resource outsourcing industry as well as the overall economy has occurred and could negatively impact our operating results. Further, if we fail to successfully respond to competitive pressures or to implement our strategies effectively, our net revenues or gross margins could be reduced which could adversely affect our results of operations or financial position.
Fluctuations in Quarterly Operating Results
We have historically experienced significant fluctuations in our quarterly operating results and anticipate such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes and demand and competition for services. Our revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on our staffing services business. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll costs later in the year as some employees exceed federal and state statutory wage limits for unemployment and social security taxes.

Results of Continuing Operations
The table below sets forth, for the periods indicated, certain results of continuing operations data as a percentage of total revenues, net.

	Year
	2007		2006		2005

REVENUES:
Staffing	80.4%		73.9%		72.8%
PEO	19.6%		26.1%		27.2%

TOTAL REVENUES, net	100.0%		100.0%		100.0%
COST OF SERVICES	73.9%		71.5%		69.2%

GROSS PROFIT	26.1%		28.5%		30.8%

OPERATING EXPENSES
Selling, general and administrative	21.5	%(d)	22.0	%(a)	40.8	%(b)
Depreciation and amortization	1.5%		0.4%		0.7%

Total operating expenses	23.0%		22.4%		41.5%

OPERATING INCOME	3.1%		6.1%		-10.7%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.3%		-5.1%		-0.2%
Fair market valuation of warrant liability	8.7%		1.3%		0.0%
Other income (expense)	-0.2%		-2.4	%(c)	0.0%

Total other income (expense), net	3.2%		-6.2%		-0.2%

INCOME (LOSS) BEFORE INCOME TAXES	6.3%		-0.1%		-10.9%

INCOME TAXES	0.0%		-1.1%		3.2%

NET INCOME (LOSS)	6.3%		1.0%		-14.1%

(a)	Includes $1,048,000 (<1%) of non-recurring compensation expense in connection with the March 31, 2006 recapitalization.

(b)	Includes $21,152,000 (19.0%) of restricted stock compensation recorded in connection with the March 31, 2006 recapitalization.

(c)	Includes $3,359,000 (2.6%) of expenses recorded in connection with the March 31, 2006 recapitalization.

(d)	Includes $2,355,000 (1.4%) of compensation expense related to the granting of stock options and conversion of warrants.

We report PEO services revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues for the years indicated in the table below is as follows:

Years	Gross reporting method	Reclassification	Net reporting method
2007
Revenues, net	$577,927,000	$(404,034,000)	$173,893,000
Cost of services	(532,598,000)	404,034,000	(128,564,000)

Gross profit	$45,329,000	$—	$45,329,000

2006
Revenues, net	$507,906,000	$(379,116,000)	$128,790,000
Cost of services	(471,187,000)	379,116,000	(92,071,000)

Gross profit	$36,719,000	$—	$36,719,000

2005
Revenues, net	$439,991,000	$(328,428,000)	$111,563,000
Cost of services	(405,621,000)	328,428,000	(77,193,000)

Gross profit	$34,370,000	$—	$34,370,000

CHANGES IN RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 30, 2007 AND DECEMBER 31, 2006
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers are included in our consolidated financial statements beginning February 26, 2007, for ten months of 2007.
Revenues
We experienced revenue growth at all of our divisions in 2007 except for the commercial staffing division as explained below. We believe these results are due to the strength of the end markets we serve, continued customer focus and the investments we have made in hiring new and retaining fulfillment personnel in all lines of business. Our plan is to focus our organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. We believe this focus will enhance shareholder value in future years.
Net revenues increased 35.0% in 2007. The year-over-year revenue growth is primarily attributable to the additional revenue from the acquisition of Career Blazers, an increase in the number of billed hours in the professional division of the staffing services segment, increased permanent placements, an increase in average bill rates in the staffing services segment, an increase in average worksite employees at the PEO services segment, offset by a decrease in the number of billed hours in the commercial division of the staffing services segment, as explained below. One customer accounted for 14.3% of total revenue in 2007 (3.3% of gross profit). This customer is in contingency staffing division of the staffing services segment. No other customer accounted for more than 5.0% of revenues.
Staffing services segment revenues increased 47.0% in 2007. Permanent placement fee revenues (included in staffing segment revenues) increased 77.8% in 2007. The year-over-year revenue growth is primarily attributable to the following factors:
•	Additional revenue from the acquisition of Career Blazers of $47.1 million,

•	3.8% increase in the number of billed hours in professional division of the staffing services segment, excluding Career Blazer revenues;

•	3.6% increase in average bill rates in the staffing services segment, excluding Career Blazer revenues; offset by;

•	4.6% decrease in billed hours in the commercial division of the staffing services segment.
The commercial division revenues were affected due to the loss of two customers at the end of 2006 due to merger and acquisition activity at the customers. These customers either moved to another service provider or brought the service in-house. These customers accounted for approximately 3.0% of our 2006 consolidated revenues. In the first quarter of 2007, we decided to end a relationship with another customer which accounted for approximately 4.0% of our consolidated revenue in 2006. The division rebounded during the year, recording its best revenue volume during the 4th quarter over the past five years due to increased market penetration in the Atlanta region.

PEO services segment net revenues increased 1.2% in 2007. The increase was due to a 3.4% increase in the average number of worksite employees and a 3.1% increase in average wages per employee, offset by a decrease in billed workers’ compensation premium, erosion of existing customer employees related, in part, to the loss of residential construction jobs in the Florida market. We have begun to explore providing PEO services in Texas in 2008.
Gross profit and gross margin percentage
Gross profit increased 23.4% in 2007 due to the acquisition of Career Blazers, an increase in PEO worksite revenue, staffing consulting and temporary revenues, as well as increased permanent placement fees, offset by a decrease in gross margin percentage. Staffing segment gross profit increased 33.3%. PEO services segment gross profit increased 8.7%.
Our consolidated gross margin percentage decreased due to the addition of lower margin contingency staffing through the acquisition of Career Blazers, offset by higher permanent placement fees, a smaller percentage of our consolidated revenues coming from our commercial line of business and increases in burden rates.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased from 26.2% to 15.8% primarily due to the addition of lower margin contingency staffing through the acquisition of Career Blazers and a change in the mix of business between higher margin IT staffing and lower margin clerical staffing. Gross margin percentage for the commercial staffing division changed slightly from 16.6% to 15.9% due to higher permanent placement fees, offset by slightly unfavorable state unemployment and workers’ compensation rates.
Gross margin percentage for the PEO segment increased from 42.9% to 46.1% primarily due to favorable workers’ compensation rate mix and an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by changes in statutory unemployment rates as well as workers’ compensation costs, which may be negatively affected by unanticipated adverse claim losses.
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
SG&A expenses increased 32.2%. The increase is primarily the result of the additional expense of Career Blazers, salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, the added burden of expenses related to being a publicly-traded company, stock based compensation expense of $2,355,000 and lease abandonment expense and reorganization costs of $763,000. SG&A in 2006 included compensation of $1,048,000 related to the recapitalization. SG&A as a percent of revenues decreased slightly from 22.0% in 2006 to 21.5% in 2007. We expect changes in SG&A expenses in 2008 from levels experienced in 2007, due to expenses related to being a publicly-traded company, additional costs associated with the continued Sarbanes-Oxley processes, additional headcount, new branch openings and stock compensation. Additionally, a full year of Career Blazers business will have an impact on revenues, gross margin and SG&A for 2008.
Depreciation and amortization
Depreciation expense increased to $608,000 in 2007 from $540,000 for 2006. The increase was due primarily to investments in software and leasehold improvements. We anticipate depreciation expense in 2008 to increase slightly. Amortization of $1,955,000 increased due to the addition of identifiable intangible assets in the acquisition of Career Blazers. Capital expenditures in 2008 are expected to range from $800,000 to $1,000,000.

Other expense
In 2007 we recorded $395,000 related to the termination of our loan facility with Wells Fargo Bank. Other expense for 2006 related primarily to onetime costs of the recapitalization in March 2006 of $3,089,000, offset by a $273,000 net gain related to the extinguishment of our convertible debt.
Interest expense
Other interest expense, net, increased $2,684,000 in 2007. Interest expense increased as a result of an additional quarter’s interest, six months increased rate on our convertible debt and mandatorily redeemable convertible preferred stock as well as funding on the revolving line of credit and term note in connection with the acquisition of Career Blazers. $5,033,000 of interest expense represented non-cash amortization of debt and preferred stock discounts and debt issuance costs. We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant liability of $15,156,000 and $1,634,000 for 2007 and 2006, respectively. The reduction was primarily the result of the decrease in our stock price.
Income taxes
Income tax benefit attributable to income from operations for 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of the stock compensation, FICA tip credits, preferred stock accretion and amortization and income related to the fair market valuation of the warrant and conversion liability.
Changes in Results of Operations for the Years Ended December 31, 2006 and January 1, 2006
Revenues
Net revenues increased 15.4% in 2006. The year-over-year revenue growth is primarily attributable to a 21.6% increase in the number of billed hours in the staffing services segment, a 5.7% increase in average worksite employees at the PEO services segment, and a slight increase in average bill rates in the staffing services segment. Our revenue growth was achieved without acquisitions or new service line offerings. New branch revenue in our staffing services segment was not significant. Our revenue growth in all sectors except the permanent placement division was strong for 2006.
Staffing segment revenues increased 17.2% in 2006. Direct hire fee revenues (included in staffing segment revenues) decreased 30.6% in 2006. Our direct hire fee revenues were lower due to a reduction in our direct hire staffing consultants and lack of senior leadership. Management is committed to devoting additional resources and realigning the strategic and tactical objectives of the permanent placement division.
PEO services segment net revenues increased 10.6% in 2006. The increase was due to a 5.7% increase in average worksite employees and an 8.8 % increase in average revenue per employee.
With 95% of our PEO business in Florida, we are focused on industry segments indigenous to the unique economy of Florida. As a result, as of December 2006, 24% of our PEO business is in construction, 9% in manufacturing, 22% in restaurants, and 45% in hospitality and other services. The average size of our PEO customer base was 17 employees. During the fourth quarter, our PEO segment realized a loss of a portion of its worksite employees related to the decline in the housing and construction industry.
As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During 2006, no single customer accounted for more than 4.1% of our revenue. Our ten highest volume customers in 2006 accounted for an aggregate of 24.9% of our revenue.
We did not lose any significant customers in our staffing services segment during years 2005 and 2004. At the end of 2006, we lost two customers due to merger and acquisition activity at the customers, who moved to another service or brought the service in-house. These customers accounted for approximately 3.0% of our 2006 consolidated revenues. In the first quarter of 2007, we decided to end a relationship with another customer which accounted for approximately 4.0% of our consolidated revenue in 2006. The number of staffing services customers billed decreased slightly in 2006 due the decline in the number of permanent placement customers, however we had growth in the professional staffing and commercial staffing divisions in each of the years 2006, 2005 and 2004.

Gross profit and gross margin percentage
Gross profit increased 6.8% for 2006 over 2005 due to an increase in PEO worksite revenue and staffing consulting and temporary revenues, offset by a decrease in permanent placement fees and gross margin percentage. During 2006, our consolidated gross margin percentage decreased due to a greater percentage of our consolidated revenues coming from our lower margin commercial line of business and lower permanent placement fees, offset by changes in burden rates as described below. The commercial line of business revenues increased from 48.2% of total revenue in 2005 to 51.5% in 2006. For 2006 versus 2005, gross margin percentage (without permanent placement revenue) in our professional staffing division decreased slightly from 26.5% to 26.2% due primarily to the mix of business between higher margin IT staffing and clerical. Gross margin in our commercial staffing division decreased from 17.6% in 2005 to 16.6% in 2006. The decrease was due primarily to an increase in workers’ compensation burden as a result of the mix of business, offset slightly by a reduction in unemployment burden.
Staffing segment gross profit remained flat for 2006 compared to 2005 due to an increase in revenues offset by a decrease in gross margin percentage. Gross margin percentage for the staffing segment decreased from 27.5% for 2005 to 23.6 % for 2006. Gross margins were negatively impacted by a higher percentage of commercial business and lower permanent placement fee revenues. Gross margin percentage in the staffing segment, excluding the impact of permanent placement fees, declined slightly from 20.0% in 2005 to 19.1% in 2006.
PEO services segment gross profit increased 19.6% for 2006 over 2005. Gross margin percentage for the segment increased from 39.7% to 42.9% for 2005 and 2006, respectively. The increase in gross margin percentage was primarily due to a 9.2% overall increase in average margin per worksite employee due to favorable workers’ compensation rates and a 3.1% increase in average wages.
Selling, general and administrative expenses
SG&A expenses decreased 37.7% in 2006. The decrease is primarily the result of recording $21,152,000 of restricted stock compensation expense in 2005 related to the recapitalization on March 31, 2006. SG&A as adjusted for the compensation expense, increased 16.4% primarily due to salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings, higher bad debt expense, the added burden of expenses related to being a publicly-traded company, restricted common stock compensation of $80,000 and $968,000 of retention bonuses paid to senior management related to the recapitalization. Excluding the one-time charges related to the restricted stock compensation in 2006 and 2005 and retention bonuses, SG&A expense increased 12.1% for 2006 over 2005. Adjusted SG&A as a percent of revenues declined from 21.8% in 2005 to 21.2% in 2006.
Depreciation
Depreciation expense for 2006 increased 4.0% from 2005, reflecting additional IT related infrastructure additions.
Other expense
Other expense for 2006 increased $3,359,000 compared to 2005. This increase relates primarily to expenses related to one time costs of the recapitalization. Recapitalization expenses included $1,010,000 of investment services, $979,000 of legal and accounting services, $905,000 of stock issued to former shareholders of R&R Acquisition I as compensation for the shell and $465,000 of other miscellaneous costs. Additionally we recorded a net gain of $273,000 related to the extinguishment of some of our convertible debt in September of 2006.
Interest expense
Other interest expense, net, increased $6,251,000 for 2006 over 2005. Interest expense increased as a result of the issuance of our convertible debt, mandatorily redeemable convertible preferred stock, classified as a liability, and funding on the revolving line of credit and term note in the recapitalization. Additionally, $1,634,000, which relates to the estimated fair market valuation adjustment of the warrant liability, was recorded as a reduction of interest expense in 2006.
Income taxes
The provision for income taxes for 2006 decreased from a tax expense of $3,632,000 for 2005 to a benefit of $1,433,000. The decrease in 2006 was due to the recapitalization costs and increased interest expense, offset by non-deductible expenses including the stock issued to former shareholders of R&R Acquisition I as compensation for the shell, cancellation of warrants included in the gain on extinguishment of debt, interest expense related to the mandatorily redeemable convertible preferred stock and FICA tip credits and income related to the fair market valuation of the warrant and conversion liability.

LIQUIDITY AND CAPITAL RESOURCES
Our operating cash flows and credit line have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. The borrowings on our line of credit were done, in part, to fund the share purchase requirements of the recapitalization in 2006 and acquisition of Career Blazers in 2007. Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under our credit and security agreement as well as other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
At December 30, 2007
Net cash provided by operating activities increased $1,017,000 over 2006. Our cash position at December 2007 was $330,000, an increase of $272,000 from December 2006. The major components of the increase include cash provided by operations of $6,396,000 and financing activities of $4,310,000, partially offset by capital expenditures of $745,000 and the acquisition of Career Blazers.
Net cash provided by operating activities consisted of net income of $10,966,000 adjusted for non-cash charges, primarily depreciation and amortization, deferred taxes, provision for doubtful accounts, accretion of preferred stock, stock compensation expense and decrease in warranty and conversion liability valuation, totaling $(5,010,000). In addition, the changes in accounts receivable, prepaid expenses and other current assets and accounts payable used $1,468,000 in operating cash, while the changes in accrued liabilities and income taxes payable provided $1,908,000 in operating cash.
Cash used for investing activities was comprised of $745,000 for capital expenditures primarily related to acquisition of computer related equipment, leaseholds, furniture and the acquisition of Career Blazers of $9,689,000.
Cash provided by financing activities consisted primarily of the proceeds from the CapitalSource credit agreement and the sale of stock as described below, offset by the payoff of the Wells Fargo facility and debt and stock issuance costs.
Accounts receivable represented 86% and 83% of current assets as of December 2007 and December 2006, respectively. Trade accounts receivable balance increased 12.4% primarily as a result of the acquisition of Career Blazers and increased revenues. Adjusted for the acquisition, trade accounts receivable increased 2.0% from December 2006.
Customer payments to our PEO services segment are in the form of ACH debits initiated by us, cash on delivery, company or certified checks, or direct wire transfers on the day of payroll. Payments in our contingency staffing division are in the form of ACH debits or direct wire transfers on the day before payroll. Day’s sales outstanding, also referred to as DSOs, for the PEO services segment and contingency staffing division are effectively zero. DSOs for the staffing services segment decreased from 48.5 days in 2006 to 40.1 days in 2007 primarily due to increased collection efforts and the impact of the contingency staffing business.
On February 28, 2007, we paid in full all outstanding balances owed to Wells Fargo and terminated the 2006 Wells Fargo credit and security agreement. In connection with the closing of the asset purchase agreement with Career Blazers on February 28, 2007, we and most of our direct and indirect subsidiaries entered into a credit agreement with CapitalSource. The credit agreement provided for a revolving line of credit, a $12 million term loan, and letters of credit, not to exceed $750,000, collateralized by our accounts receivable, with a maximum borrowing capacity of $30 million. The maximum amount of borrowing under the revolving line of credit was $18 million, limited to 85% of eligible billed accounts receivable and 49% of unbilled accounts receivable. Beginning June 30, 2007 payments of $875,000 on the term note were payable quarterly. Additionally, 75% of our annual free cash, as defined in the credit agreement, was due in April 2008, 2009 and 2010, and any unpaid balance was due in December 2010.
We borrowed $10,750,000 on the revolving line of credit and $12,000,000 on the term loan in connection with the closing of the Career Blazers asset purchase agreement on February 28, 2007 and the payment in full of all outstanding amounts owed to Wells Fargo. At December 2007 the outstanding balance of the term note was $9,375,000 and the revolving line of credit was $6,735,000. Borrowing availability under the revolving line of credit was $4,600,000 as of April 7, 2008. Average daily borrowings under the revolving line of credit were $9,616,000 during 2007.

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
The facility includes various financial and other covenants with which the Company must comply in order to maintain borrowing availability and avoid penalties, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the facility contains a provision that allows the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurs. We were and remain in default of our loan covenants as of December 2007 with regard to minimum EBITDA requirements. We began negotiations with CapitalSource in December 2007 to amend the facility in order to cure the default. While we currently have a draft amendment under review, CapitalSource has not formally waived our default and is entitled under the credit facility to accelerate the loans. CapitalSource continues to fund our liquidity requirements pending either a payoff or amendment of the facility. There can be no assurance that CapitalSource will continue to fund such requirements or that we, or CapitalSource, will agree to an amendment.
We also began and have substantially completed negotiations with a major bank to provide for a new senior credit and security agreement to replace and payoff the CapitalSource agreement. There can be no assurance that we will enter into the new senior credit facility.
Cash interest on our senior credit facilities amounted to $1,939,000 in 2007. Cash interest on our convertible subordinated debt amounted to $2,150,000 in 2007. The interest rate on our convertible notes was increased from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on September 30, 2007.
On October 3, 2007, we entered into a Subscription Agreement with, and issued and sold, effective September 30, 2007, an aggregate of 2 million shares of common stock with attached warrants to purchase approximately 1.8 million shares of common stock, for an aggregate purchase price of $3 million ($2,757,000 cash and $243,000 delivery of senior subordinated secured convertible notes) to members of our management and board of directors and affiliates of Rodman & Renshaw , LLC, our market maker on the OTC Bulletin Board and placement agent in our March 31, 2006 recapitalization, collectively also referred to herein as the stand-by purchasers. The proceeds of the stock sale were used to pay down our line of credit.
As of December 2007, the Company had federal net operating loss carry forwards of approximately $3,600,000 expiring in 2023 through 2026, which it expects to begin utilizing in 2008. The Company has state net operating loss carry forwards of approximately $13,659,000, which expire on various dates from 2010 through 2027. Additionally, available FICA tip tax credits of $3,899,000 expire in 2017 through 2027. These net operating losses and credits are available to us to reduce current tax liabilities in 2008 and later years.
Off-Balance Sheet Arrangements
None.
Contractual Obligations and Commitments
Our contractual obligations as of December 30, 2007, including long-term debt, mandatorily redeemable convertible preferred stock and commitments for future payments under non-cancelable lease arrangements, are summarized in the table below:

	Payments due by period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
Long-term debt	$33,388,000	$9,375,000	$—	$24,013,000	$—
Mandatorily redeemable convertible preferred stock (a)	19,991,000	—	—	—	19,991,000
Operating leases (b)	10,046,000	2,020,000	2,871,000	1,672,000	3,483,000

Total contractual cash obligations	$63,425,000	$11,395,000	$2,871,000	$25,685,000	$23,474,000

(a)	Fully accreted balance

(b)	Excluding sub lease rentals
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
Based on our current outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $275,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.
The valuation of the warrant and conversion liability requires the use of the volatility estimates of our common stock and long-term interest rates. Because our common stock has not developed a volatility factor, we have utilized daily historical closing stock prices of comparable companies to determine a volatility factor. As our common stock begins to trade, changes in the stock price and volatility, as well as changes in interest rates, has had and may have a significant non-cash impact on the warrant valuation and net income in future periods.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 30, 2007 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2007, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the material weaknesses, our company’s financial statements in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Management’s Report on Internal Control over Financial Reporting
The evaluation referred to above was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In the course of the controls evaluation, we reviewed any errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our company’s management concluded that in light of the material weaknesses and significant deficiencies described below, our company did not maintain effective internal control over financial reporting as of December 30, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of our company’s internal control over financial reporting as of December 30, 2007 has not been audited by Mayer Hoffman McCann P.C., the company’s independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
In assessing the effectiveness of our internal control over financial reporting, the following material weaknesses in internal control over financial reporting existed as of December 30, 2007:
Control Activities
Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to (i) the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations and (ii) appropriate review for completeness and accuracy of the application of generally accepted accounting principles and related disclosures related to the determination of diluted net income for purposes of computing diluted earnings per share. During the initial calculation of diluted net income, we incorrectly excluded the impact of the fair market value related to the backstop warrants. Diluted earnings per share as disclosed is correct.
Additionally, the following significant deficiencies were noted in internal controls over financial reporting as of December 30, 2007:
Control Activities
Deficiencies surrounding the processes to ensure (i) journal entries and their supporting worksheets were consistently reviewed and approval documented and (ii) adequate controls over the pay rate for temporary employees were consistently applied.

Control Environment
The Company instituted a whistle blower program in December of 2007. Because, this program was not fully operational during the whole year, management was not able to test for a sufficient period of time, the effectiveness of the program.
While these material weaknesses and deficiencies did not result in material adjustments to the Company’s consolidated financial statements, it is reasonably possible that, if not remediated, they could result in a material misstatement of the Company’s financial statements in a future annual or interim period.
Management’s Plan for Remediation
Management reported to the Audit Committee all material weaknesses, significant deficiencies and other deficiencies. In order to address the items described above, management has initiated the following remedial actions during 2007 and will continue with these priorities throughout 2008.
New personnel were hired during the second half of 2007 and formalized review, documentation and follow-up of key balance sheet account analyses and reconciliations, as well as journal entries is now in place. Our field operations group has instituted periodic audits of the payroll verification process. We currently utilize a public accounting firm to assist management with the interpretation, implementation and related disclosure of complex accounting issues. We are developing a review checklist and verification process with our accounting consulting firm to increase the level of their involvement in these key accounting issues, estimates and related disclosure.
Our management believes that these measures will address the issues described above. The Audit Committee of the Board of Directors and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.
Changes in Internal Control over Financial Reporting
Management took steps during the second quarter of 2007 that it believes remediated certain material weaknesses discovered during the first quarter of 2007. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we were instituting certain process and documentation changes based upon our internal control review, based on that evaluation, there have been no such changes during the fourth quarter of 2007.
Inherent Limitations
Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding the foregoing limitations, Management believes that its disclosure controls and procedures are effective at the “reasonable assurance” level.
CEO and CFO Certifications
We have attached as exhibits to this annual report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by this Item is incorporated herein by reference from our proxy statement for the 2008 annual meeting of stockholders. We have adopted a code of ethics that applies to all our principal executive, financial and accounting officers. The code of ethics is posted on our website at www.gesnetwork.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers of, provisions of our code of ethics that apply, by posting such information on our website. Copies of the code of ethics will be provided, free of charge, upon written request directed to Investor Relations, Global Employment Holdings, Inc., 10375 Park Meadows Dr., Lone Tree, CO 80124.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2008 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2008 annual meeting of stockholders.
Any future transactions between us and our officers, directors, 5% or more stockholders and affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our audit committee.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2008 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents have been filed as a part of this Annual Report on Form 10-K.
1. Financial Statements
2. Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
3. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit #	Description	Reference

3.1	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

3.2	Amended Articles of Incorporation of Global Employment Holdings, Inc.	Filed herewith

4.1	Form of Warrant issued under Subscription Agreement, dated as of October 3, 2007	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-51737)

10.1	Employment Agreement, dated as of March 14, 2007, among Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Steven List	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007 (File No. 000-51737).

10.2	Asset Purchase Agreement, dated as of December 29, 2006, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and CapeSuccess LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-51737).

Exhibit #	Description	Reference

10.3	Amendment to Asset Purchase Agreement, dated as of February 28, 2007, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc., and CapeSuccess LLC	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.4	Credit Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Inc., Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, as administrative agent for the lenders, and the lenders from time to time parties hereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.5	Subordination Agreement, dated as of February 28, 2007, by and among Whitebox Convertible Arbitrage Partners, L.P., for itself and in its capacity as collateral agent for the subordinated creditors, Radcliffe SPC, Ltd., for and on behalf of the Class A Convertible Crossover Segregated Portfolio, Magnetar Capital Master Fund, Ltd., Guggenheim Portfolio XXXI, LLC, Pandora Select Partners, LP, Whitebox Intermarket Partners, LP, Context Advantage Master Fund, L.P., on behalf of itself, Context Advantage Fund, LP, f/k/a Context Convertible Arbitrage Fund, L.P., and Context Offshore Advantage Fund, Ltd., f/k/a Context Convertible Arbitrage Offshore, Ltd., Context Opportunistic Master Fund, L.P., Gwirtsman Family Partners, LLC, Luci Altman, Gregory Bacharach, Howard Brill, Richard Goldman, Daniel Hollenbach, Terry Koch, Michael Lazrus, Steven List, Kenneth Michaels, Steven Pennington, Fred Viarrial, and Jay Wells, for the benefit of CapitalSource Finance LLC, for itself and as agent for the lenders now or hereafter existing under the Credit Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.6	Security Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, in its capacity as agent for the lender parties	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

Exhibit #	Description	Reference

10.7	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.8	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Solutions	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.9	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Southeastern Staffing, Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended

10.10	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Excell Personnel Services Corporation	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.11	First Amendment to Senior Secured Convertible Notes, dated as of February 28, 2007, by and among Global Employment Holdings, Inc. and the holders of Global Employment Holdings, Inc. senior secured convertible notes	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.12	Letter from Global Employment Holdings, Inc., dated February 28, 2007, to holders of the senior convertible notes and the Series A convertible preferred stock regarding commitment to issue equity	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.13	Amended and Restated Employment Agreement, dated as of January 2, 2007, between Global Employment Solutions, Inc. and Terry Koch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-51737).

10.14	Financial Statements of Career Blazers Personnel Services, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004	Incorporated by reference to Item 9.01 of Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 (File No. 000-51737).

10.15	Subscription Agreement, dated as of October 3, 2007, by and among Global Employment Holdings, Inc. and the purchasers signatory thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-51737).

10.16	Warrant Exercise and Cancellation Agreement dated as of December 26, 2007.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2008 (File No. 000-51737).

Exhibit #	Description	Reference

21.1	List of subsidiaries of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit No. 21.1 to the Post Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133666) as amended.

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934	Filed herewith.

31.2	Certification of Dan Hollenbach, Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934	Filed herewith.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Global Employment Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Global Employment Holdings, Inc. and Subsidiaries as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Employment Holdings, Inc. and Subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with U.S. generally accepted accounting principles.
/s/ MAYER HOFFMAN MCCANN P.C.
Denver, Colorado
April 14, 2008

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December	December
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$330,000	$58,000
Accounts receivable, less allowance for doubtful accounts of $476,000 and $431,000 for 2007 and 2006, respectively	27,784,000	23,478,000
Deferred income taxes	1,809,000	2,095,000
Prepaid expenses and other current assets	2,344,000	2,603,000

Total current assets	32,267,000	28,234,000

Property and equipment, net	2,040,000	1,168,000
Deferred income taxes	8,406,000	7,796,000
Other assets, net	1,823,000	1,256,000
Intangibles, net of accumulated amortization of $1,955,000	5,463,000	—
Goodwill	19,487,000	18,748,000

Total assets	$69,486,000	$57,202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$1,220,000	$2,176,000
Accounts payable	343,000	614,000
Accrued liabilities	24,338,000	19,542,000
Current portion of long-term debt	9,375,000	2,903,000
Line of credit	6,735,000	9,049,000

Total current liabilities	42,011,000	34,284,000

Warrant and conversion liability	5,568,000	24,496,000
Warrant and conversion liability due to related parties	222,000	912,000
Long-term debt, net of unamortized discount of $7,222,000 and $9,019,000 for 2007 and 2006, respectively	14,731,000	13,781,000
Long-term debt due to related parties, net of unamortized discount of $677,000 and $946,000 for 2007 and 2006, respectively	1,383,000	1,357,000
Mandatorily redeemable preferred stock, net of unamortized discount of $10,069,000 and $11,510,000 for 2007 and 2006, respectively	4,588,000	2,013,000

Total liabilities	68,503,000	76,843,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $0.001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in 2007 and 2006. Included above under mandatorily redeemable preferred stock, net	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 10,555,010 issued, 10,548,330 outstanding in 2007 and 6,030,122 issued, 6,023,442 outstanding in 2006	1,000	1,000
Treasury Stock at cost, 6,680 shares for 2007 and 2006	—	—
Additional paid in capital	33,418,000	23,760,000
Accumulated deficit	(32,436,000)	(43,402,000)

Total stockholders’ equity (deficit)	983,000	(19,641,000)

Total liabilities and stockholders’ equity (deficit)	$69,486,000	$57,202,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December	December	December
	2007	2006	2005

REVENUES, net	$173,893,000	$128,790,000	$111,563,000
COST OF SERVICES	128,564,000	92,071,000	77,193,000

GROSS PROFIT	45,329,000	36,719,000	34,370,000

OPERATING EXPENSES
Selling, general and administrative	37,432,000	28,311,000	45,478,000
Depreciation and amortization	2,563,000	573,000	729,000

Total operating expenses	39,995,000	28,884,000	46,207,000

OPERATING INCOME (LOSS)	5,334,000	7,835,000	(11,837,000)

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(9,191,000)	(6,507,000)	(256,000)
Fair market valuation of warrant and conversion liability	15,156,000	1,634,000	—
Other income (expense)	(422,000)	(3,086,000)	—

Total other income (expense), net	5,543,000	(7,959,000)	(256,000)

INCOME (LOSS) BEFORE INCOME TAXES	10,877,000	(124,000)	(12,093,000)

INCOME TAX (BENEFIT) EXPENSE	(89,000)	(1,433,000)	3,632,000

NET INCOME (LOSS)	10,966,000	1,309,000	(15,725,000)

Valuation of redeemable preferred stock	—	—	(36,693,000)
Dividend paid to Series C preferred stockholders ($0.92 per share)	—	—	(6,300,000)

Income (loss) available to common stockholders	$10,966,000	$1,309,000	$(58,718,000)

Basic earnings (loss) per share of common stock	$1.67	$0.23	$(10.95)

Weighted average number of basic common shares outstanding	6,550,054	5,744,742	5,362,600

Diluted earnings (loss) per share of common stock	$1.04	$0.23	$(10.95)

Weighted average number of diluted common shares outstanding	15,586,644	5,744,742	5,362,600
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended December 2007, December 2006 and December, 2005

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at January 2, 2005	$—	—	$1,000	5,433,241	$—	—	$33,219,000	$(21,986,000)	$11,234,000

Cash dividends ($1.20 per restricted common share and $0.92 per Series C share)	—	—	—	—	—	—		(7,000,000)	(7,000,000)
Issuance of restricted common stock	—	—	—	91,762	—	—	2,000	—	2,000
Repurchase of restricted common stock	—	—	—	(533)	—	—	—	—	—
Reclassification of redeemable restricted stock to a liability	—	—	—	(659,785)	—	—	23,261,000	—	23,261,000
Valuation of redeemable preferred stock	—	—	—	—	—	—	(36,693,000)	—	(36,693,000)
Net loss	—	—	—	—	—	—	—	(15,725,000)	(15,725,000)

Balances at January 1, 2006	—	—	1,000	4,864,685	—	—	19,789,000	(44,711,000)	(24,921,000)

Issuance of common stock to new investors	—	—	—	850,000	—	—	4,250,000	—	4,250,000
Issuance of common stock to KRG Colorado, LLC for services	—	—	—	50,000	—	—	250,000	—	250,000
Issuance of common stock to former shareholders of R&R Acquisition I, Inc.	—	—	—	180,928	—	—	905,000	—	905,000
Issuance of common stock to former debt holders of Global Employment Solutions, Inc.	—	—	—	85,315	—	—	427,000	—	427,000
Warrant liability related to common stock warrants	—	—	—	—	—	—	(2,766,000)	—	(2,766,000)
Offering costs	—	—	—	—	—	—	(1,049,000)	—	(1,049,000)
Extinguishment of related party debt	—	—	—	—	—	—	1,960,000	—	1,960,000
Issuance of preferred stock	12,750,000	12,750	—	—	—	—	—	—	12,750,000
Reclassification of mandatorily redeemable preferred stock to liabilities	(12,750,000)	(12,750)	—	—	—	—	—	—	(12,750,000)
Forfeiture of common stock	—	—	—	—	—	(6,680)	—	—	—
Repurchase of common stock	—	—	—	(806)	—	—	(6,000)	—	(6,000)
Net income	—	—	—	—	—	—	—	1,309,000	1,309,000

Balances at December 31, 2006	—	—	1,000	6,030,122	—	(6,680)	23,760,000	(43,402,000)	(19,641,000)

Fractional shares	—	—	—	310	—	—	—	—	—
Stock option compensation	—	—	—	—	—	—	1,802,000	—	1,802,000
Warrant conversion compensation	—	—	—	—	—	—	553,000	—	553,000
Sale of common stock at $1.50 per share, net	—	—	—	2,000,000	—	—	2,970,000	—	2,970,000
Warrant liability related to common stock warrants	—	—	—	—	—	—	(1,723,000)	—	(1,723,000)
Conversion of warrants, net	—	—	—	2,524,578	—	—	6,150,000	—	6,150,000
Conversion of related party debt	—	—	—	—	—	—	(94,000)	—	(94,000)
Net income	—	—	—	—	—	—	—	10,966,000	10,966,000

Balances at December 30, 2007	$—	—	$1,000	10,555,010	$—	(6,680)	$33,418,000	$(32,436,000)	$983,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December	December	December
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,966,000	$1,309,000	$(15,725,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	608,000	540,000	519,000
Amortization of intangibles and other assets	1,955,000	33,000	210,000
Amortization of debt discount and issuance costs	2,458,000	1,951,000	47,000
Accretion of preferred stock	1,134,000	773,000	—
Amortization of warrant discount on preferred stock	1,441,000	1,039,000	—
Bad debt expense	124,000	394,000	330,000
Deferred taxes	(324,000)	(1,707,000)	3,355,000
Stock option and warrant conversion compensation expense	2,355,000	—	—
Fair market valuation of warrant and conversion liability	(15,156,000)	(1,634,000)	—
Loss (gain) on debt repurchase	395,000	(273,000)	—
Restricted common stock valuation	—	80,000	21,152,000
Issuance of common stock to KRG Colorado, LLC for services	—	250,000	—
Issuance of common stock to former shareholders of R&R Acquisition I, Inc.	—	905,000	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,528,000)	(2,178,000)	(5,364,000)
Prepaid expenses and other	60,000	348,000	(648,000)
Accounts payable	(332,000)	109,000	101,000
Income taxes payable	—	(241,000)	(388,000)
Accrued expenses and other liabilities	2,240,000	3,681,000	1,478,000

Net cash flows provided by operating activities	6,396,000	5,379,000	5,067,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(745,000)	(686,000)	(324,000)
Acquisition of Career Blazers, net of cash and cash equivalents acquired	(9,689,000)	—	—

Net cash used in investing activities	(10,434,000)	(686,000)	(324,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(956,000)	(533,000)	2,266,000
Net (repayments) borrowings on revolving credit facility	(2,314,000)	9,049,000	—
Borrowings on term note	12,000,000	5,000,000	—
Repayments of term notes	(6,375,000)	(1,250,000)	—
Proceeds from convertible debt	—	30,000,000	—
Repurchase of convertible debt	—	(4,997,000)	—
Debt and stock issuance costs	(802,000)	(2,986,000)	(25,000)
Reduction of KRG subordinated note	—	(1,460,000)	—
Reduction of shareholder subordinated debt	—	(14,064,000)	—
Issuance of preferred stock	—	12,750,000	—
Issuance of restricted common stock	—	—	2,000
Issuance of common stock	2,757,000	4,250,000	—
Repurchase of common stock	—	(6,000)	—
Repurchase of preferred stock and restricted common stock	—	(40,526,000)	—
Cash dividend paid	—	—	(7,000,000)

Net cash flows provided by (used in) financing activities	4,310,000	(4,773,000)	(4,757,000)

Net increase (decrease) in cash and cash equivalents	272,000	(80,000)	(14,000)
Cash and cash equivalents, beginning of year	58,000	138,000	152,000

Cash and cash equivalents, end of year	$330,000	$58,000	$138,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$278,000	$548,000	$665,000

Cash paid during the period for interest	$4,158,000	$2,276,000	$208,000

Supplemental Disclosure of Non-Cash Information
Landlord leasehold incentives recorded as leasehold improvements	$363,000	$—	$—

Conversion of senior subordinated secured convertible notes for common stock	$243,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Employment Holdings, Inc.
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
Effective February 25, 2007, Holdings closed the asset purchase agreement with Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C. and Cape Success LLC, collectively referred to as Career Blazers. Under the agreement, Holdings purchased substantially all of the property, assets and business of Career Blazers. The acquisition of the assets was done through our wholly-owned subsidiary, Friendly Advanced Software Technology, Inc.
Subsidiaries
Holdings is the parent corporation of GES, which is the parent corporation of a number of wholly-owned subsidiaries.
Our staffing services segment consists of:

•	Temporary Placement Service, Inc. (“TPS”)	•	Friendly Advanced Software Technology, Inc. (“FAST”)

•	Main Line Personnel Services, Inc. (“Main Line”)	•	Excell Personnel Services Corporation (“Excell”)
Our PEO services segment, collectively referred to as Southeastern, consists of:

•	Southeastern Personnel Management, Inc.	•	Southeastern Staffing III, Inc.

•	Southeastern Staffing, Inc.	•	Southeastern Staffing IV, Inc.

•	Bay HR, Inc.	•	Southeastern Staffing V, Inc.

•	Southeastern Georgia HR, Inc.	•	Southeastern Staffing VI, Inc.

•	Southeastern Staffing II, Inc.	•	Keystone Alliance, Inc.
The Company has no variable interests in variable interest entities within the scope of Financial Accounting Standards Board “FASB” Interpretation (FIN) 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.
Basis of Presentation
As a result of the Company’s March 31, 2006 recapitalization, the historical consolidated financial statements included the accounts and operations of GES and its subsidiaries. The operations of Holdings are included commencing March 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain financial information for 2006 has been reclassified to conform to the presentation for 2007.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Fiscal Year
The Company’s fiscal year is based on a 52/53 week cycle ending on the Sunday closest to each calendar year end. Consequently, 2007 ended on December 30, 2007; 2006 ended on December 31, 2006; and 2005 ended January 1, 2006. Our balance sheet dates are referred to herein as December 2007, December 2006 and December 2005, respectively. Our fiscal years are referred to herein as 2007, 2006 and 2005. In 2007, 2006 and 2005, the Company had 52-week years.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s consolidated financial statements include PEO unbilled accounts receivable, allowance for doubtful accounts, workers’ compensation liabilities, stock option expense, warrant and conversion valuation and income taxes. The accrual for the large deductible workers’ compensation insurance program is based on estimates and actuarial assumptions. Additionally, the valuation of the warrant and conversion liability and stock option expense uses the Black-Scholes model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Revenue Recognition
The Company’s PEO revenues consist of amounts received or receivable under employee leasing client service agreements. Amounts billed to PEO clients include actual wages of employees dedicated to each work-site and related payroll taxes paid by the Company, a contractual administrative fee, and workers’ compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to clients for workers’ compensation coverage and unemployment insurance for the leased employees and the actual cost of the insurance to the Company. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records PEO revenues net, having determined this better reflects the substance of the transactions between the Company and its PEO clients. The Company believes this provides greater comparability to the financial results within the industry. In addition, it will better focus the Company on, and allow investors to better understand, the financial results of the Company’s business.
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
Cash and Cash Equivalents
The Company’s policy is to invest any cash in excess of operating requirements in highly liquid, income-producing investments. The Company considers such investments with maturities of three months or less at the time of purchase to be cash equivalents.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Financial Instruments
The Company does not believe that its financial instruments, cash and cash equivalents, and accounts receivable are subject to significant concentrations of credit risk. The Company’s cash balances exceed the FDIC limits on insured balances. Maintaining deposits with major banks mitigates this risk.
Credit is extended based on an evaluation of the customer’s financial condition and, if necessary, a deposit or some other form of collateral or guarantee is obtained. Credit losses have generally been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers and their dispersion across many different industries and geographic locations nation-wide. Geographic revenue in excess of 10% of our consolidated revenue was generated in the following areas:

	2007	2006	2005
Georgia	37%	52%	48%
Florida	19%	25%	27%
New York	27%	*	*
Pennsylvania	*	10%	11%

*	- Less than 10%
Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.
The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value as of December 2007 and December 2006 because of the short maturity of these items. The fair value of the Company’s debt instruments approximates the carrying value as of as of December 30, 2007 and December 31, 2006 based on current rates available to the Company for debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock are valued at estimated fair market value utilizing a Black-Scholes option pricing model.
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
As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During 2007, one customer accounted for 14.3% of total revenue (3.3% of gross profit). This customer is in the contingency staffing division of the staffing services segment. During 2007, no other customer accounted for more than 5.0% of our revenue. During 2006, no single customer accounted for more than 4.2% of our revenue. During 2005, no single customer accounted for more than 3.0% of our revenue.
With 95% of our PEO business in Florida, our PEO is focused on industry segments indigenous to the unique economy of Florida. As a result, at the end of 2007, 35% of our PEO business is in construction, 7% in manufacturing, 21% in restaurants, and 37% in hospitality and other services. The average size of our PEO customer base is 16 employees.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
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
Long-Lived Assets
The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s primary long-lived assets are property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in 2007, 2006 or 2005.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase prices over the fair value of assets acquired in the business acquisitions of subsidiaries. Goodwill is evaluated annually for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective December 31, 2001. SFAS 142 requires the Company to perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. The annual impairment test is performed as of the last day of the Company’s fiscal year. The two step approach to assess goodwill impairment requires the Company to first compare the estimated fair value of each reporting unit that contains goodwill to the carrying amount of the unit’s assets and liabilities, including goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed in which the current fair value of the unit’s assets and liabilities will determine the implied fair value of the unit’s goodwill and the resultant impairment charge.
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
The Company determined that each of its subsidiaries were individual reporting units as defined by SFAS 142. Accordingly, each of the subsidiaries which have goodwill recorded were valued for purposes of the impairment calculation based on multiples of trailing twelve months EBITDA for the annual impairment test. Based upon the results of step one of the impairment test, in each instance the fair value of the reporting unit exceeded its carrying value. Accordingly, step two of the impairment test was not required and no impairment charge was required during 2007, 2006 or 2005.
Workers’ Compensation Insurance
The Company maintains guaranteed cost policies for workers’ compensation coverage in the states in which it operates, with minimal loss retention for employees in the commercial division of the staffing services segment. Under these policies, the Company is required to maintain refundable deposits of $1,774,000 and $2,007,000, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 2007 and December 2006, respectively.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The Company had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of December 2007, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. Our policy is to use our estimated undiscounted workers’ compensation claims associated with our large deductible insurance program when determining our obligation there under. Workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. The loss estimates are based on several factors including our current experience, industry averages, relative health care costs, regional influences and other factors.
These estimates are continually reviewed by the Company’s risk management department. The December 2007 liability was determined by our risk management department and the December 2006 liability by an independent actuary. Any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates. As of December 2007 and December 2006, the estimated claims in excess of collateral deposits under this program were $2,037,000 and are reported within accrued liabilities in the accompanying consolidated balance sheets.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for 2007, 2006 and 2005, was $755,000, $561,000 and $626,000, respectively.
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
Treasury Stock
From time to time, the Company may repurchase shares of its common stock on the open market as allowed under our debt and preferred stock agreements. Treasury stock is recorded at cost.
Stock-Based Compensation
SFAS 123 (revised 2004), Share-Based Payments, which replaces SFAS 123 and supersedes APB No. 25, requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements based on their fair values. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R). The new rule allowed companies to adopt the provisions of SFAS 123(R) beginning in the first annual period beginning after June 15, 2005. The Company adopted the fair value method of accounting pursuant to SFAS 123(R) for all issuances of restricted stock and stock options beginning in 2006 and applied it to the options issued in 2007. The adoption of SFAS 123(R) on the Company’s financial position and results of operations did not have a material effect, as there were neither stock option grants during 2006, nor any outstanding stock option grants as of December 2006.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Prior to the adoption of SFAS 123(R), the Company used the fair value method of accounting pursuant to SFAS 123, Accounting for Stock-Based Compensation, for all issuances of stock options to non-employees. The Company used the intrinsic value method under the provisions of Accounting Principles Board Opinion, also referred to as APB, No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for all stock options issued to employees until January 1, 2006. Under APB 25, compensation cost was recognized to the extent that the exercise price was less than the market price for the underlying stock on the date of grant.
Warrant and conversion feature valuation
The Company applied the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in the convertible debt, mandatorily redeemable convertible preferred stock and common stock. Accordingly, the Company recorded a warrant and conversion feature liability upon the issuance of common stock, mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006 and September 30, 2007. The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions.
The valuation of the warrant and conversion liability uses the Black-Scholes model based upon interest rates, stock prices, estimated term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. The Company will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company’s or until there is sufficient information available to utilize the Company’s stock volatility.
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
Basic and diluted shares outstanding were the same for 2006 and 2005 as there were no potential dilutive shares outstanding during the period. Outstanding warrants and other dilutive securities to purchase 9,392,856 and -0- shares of common stock for 2006 and 2005, respectively, were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive.
A reconciliation of basic and diluted net income and weighted average common shares outstanding for 2007 is presented below:

Basic Net Income	$10,966,000
Convertible debt interest and amortization, net of tax	2,704,000
Make whole conversion interest, net of tax (a)	(1,454,000)
Fair market valuation of backstop warrants	1,388,000
Preferred stock accretion and amortization	2,575,000

Diluted Net Income	$16,179,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements

Weighted average number of basic common shares outstanding	6,550,054
Impact of the assumed conversion or exercise of:
Stock options	1,684
Warrants	37,626
Convertible notes	5,498,797
Convertible debt make whole (a)	—
Preferred stock	3,498,483

Weighted average number of diluted common shares outstanding	15,586,644

(a)	As more fully explained in Note H, the Company currently has assumed payment of the present value of interest under a redemptive event in cash.
Taxes Collected from Customers and Remitted to Governmental Authorities
In accordance with the disclosure requirements of EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation), the Company reports taxes gross and such amounts are not significant to the consolidated net revenues.
Quantifying Materiality of Financial Statement Misstatements
The Company adopted the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) in 2006. The effect of adoption of SAB 108 did not have a material effect on the consolidated financial position or results of operations.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS 161— Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not anticipate the adoption of SFAS 161 will have a material effect on its consolidated financial statements.
In December 2007, the FASB issued SFAS 141R (revised 2007) — Business Combinations. This statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets, acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning the Company’s first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company cannot anticipate whether the adoption of SFAS 141R will have a material impact on its consolidated financial statements as the impact is solely dependent on whether the Company enters into a business combination after the date the statement is adopted.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
In December 2007, the FASB issued SFAS 160 — Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 151. This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. The Company does not anticipate the adoption of SFAS 160 will have a material effect on its consolidated financial statements.
In February 2007, the FASB issued SFAS 159 — The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157 — Fair Value Measurements. The Company does not anticipate the adoption of SFAS 159 will have a material effect on its consolidated financial statements.
In September 2006, the FASB issued SFAS 157 — Fair Value Instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value instruments, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years as extended by FASB Staff Position FAS 157-2. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which this statement initially applies, with certain exceptions. The Company does not anticipate the adoption of SFAS 157 will have a material effect on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. The Company adopted FIN 48 effective as of the beginning of 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.
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

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the distribution of net proceeds and stock for the management, employees, investors and lenders:

		Shares of
	Cash	common stock in
	Distribution	Holdings
Restricted stockholders	$11,624,000	1,924,889
Series C preferred stockholders	22,243,000	869,426
Series D preferred stockholders	6,653,000	2,070,371
Senior Subordinated Notes	13,593,000	74,703
Purchase Money Subordinated Notes	471,000	2,588
KRG Subordinated Notes	1,460,000	8,023

Total	$56,044,000	4,950,000

NOTE C — ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following as of:

	December	December
	2007	2006
Accounts receivable billed	$14,588,000	$12,653,000
Accounts receivable unbilled	11,955,000	10,971,000
Accounts receivable other	1,717,000	285,000
Allowance for doubtful accounts	(476,000)	(431,000)

Total	$27,784,000	$23,478,000

The following table sets forth the allowance for doubtful accounts reconciliation for the past three years:

	2007	2006	2005
Balance, beginning of year	$431,000	$536,000	$469,000
Additions charged to cost and expense	124,000	394,000	330,000
Acquisition of Career Blazers	319,000	—	—
Accounts receivable written-off, net of recoveries	(398,000)	(499,000)	(263,000)

Balance, end of year	$476,000	$431,000	$536,000

NOTE D — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of:

	December	December
	2007	2006
Office equipment	$1,938,000	$1,924,000
Furniture and fixtures	759,000	685,000
Computer software	1,017,000	957,000
Leasehold improvements	955,000	451,000

	4,669,000	4,017,000
Less accumulated depreciation and amortization	(2,629,000)	(2,849,000)

Total	$2,040,000	$1,168,000

Depreciation expense for 2007, 2006 and 2005 was $608,000, $540,000 and $519,000, respectively.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE E — OTHER ASSETS
Other noncurrent assets consisted of the following as of:

	December	December
	2007	2006
Debt issuance costs, net of accumulated amortization of $857,000 and $428,000 for 2007 and 2006, respectively	$1,391,000	$1,126,000
Deposits and other	432,000	130,000

Total	$1,823,000	$1,256,000

Debt issuance costs are amortized over the term of the indebtedness using the effective interest method. Future amortization of debt issuance costs are as follows:

Years
2008	$477,000
2009	516,000
2010	325,000
2011	73,000

Total	$1,391,000

Amortization of debt issuance costs and other assets for 2007, 2006 and 2005 was $477,000, $293,000 and $210,000, respectively.
NOTE F — ACCRUED LIABILITIES
Accrued liabilities consist of the reserve for potential workers’ compensation claims, payroll and other related benefits, unearned benefit deductions and other current liabilities related to services received. Accrued liabilities consisted of the following as of:

	December	December
	2007	2006
Accrued payroll and related benefits	$17,444,000	$13,884,000
Accrued workers’ compensation losses and premiums	2,584,000	2,651,000
Unearned benefit deductions	1,086,000	1,019,000
Accrued rent and leasehold incentives	904,000	182,000
Other	2,320,000	1,806,000

Total	$24,338,000	$19,542,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE G — CREDIT AND SECURITY AGREEMENT
CapitalSource agreement
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
In addition, the facility provides for up to $12 million borrowing under a term note. Beginning June 30, 2007 payments of $875,000 on the term note were payable quarterly. Additionally, 75% of the Company’s free cash, as defined in the facility, from each year beginning with 2007, is due in April of the following year. Additionally, any proceeds from the disposition of assets, recoveries under insurance policies and the sale of debt or equity securities, unless such sales or issuances are approved by CapitalSource, will be applied to repay the facility. In connection with the stock subscription agreement, as explained below, the cash proceeds of $2,757,000 received were used to pay down the revolving line of credit. The Company paid down the term loan by this amount in March 2008. The facility expires in December 2010.
The facility includes various financial and other covenants, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the facility contains a provision that allows the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurs. We were and remain in default of our loan covenants as of December 2007 with regard to minimum EBITDA requirements. We began negotiations with CapitalSource in December 2007 to amend the facility in order to cure the default. While we currently have a draft amendment under review, CapitalSource has not formally waived our default and is entitled under the credit facility to accelerate the loans. CapitalSource continues to fund our liquidity requirements pending either a payoff or amendment of the facility. There can be no assurance that CapitalSource will continue to fund such requirements or that we, or CapitalSource, will agree to an amendment.
We also began and have substantially completed negotiations with a major bank to provide for a new senior credit and security agreement to replace and payoff the CapitalSource agreement. There can be no assurance that we will enter into the new senior credit facility.
As a result of not curing the default and not yet closing on the new facility, the Company has reclassified its debt owed to CapitalSource to current portion of long-term debt in the accompanying consolidated balance sheet as of December 2007.
The Company funded $10,750,000 on the revolving line of credit and $12,000,000 on the term note in connection with the Asset Purchase Agreement of Career Blazers and the payment in full of all outstanding amounts owed to Wells Fargo under the 2006 facility described below. We paid a closing fee of $510,000 upon funding. At December 2007 the outstanding balance of the term note was $9,375,000 and borrowing availability under the revolving line of credit was $7,722,000. Average daily borrowings under the revolving line of credit were $9,616,000 during 2007 at an average interest rate of 9.3% and a fully amortized effective rate of 10.3%. Additionally, CapitalSource has issued a letter of credit in the amount of $192,000 which expires December 31, 2008.
Interest on the line of credit was payable at prime rate plus 2.25% or the applicable 30, 60 or 90-day LIBOR plus 3.5%. A fee of 0.5% per annum is payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 was charged. The term note bore interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0%. Interest rates on the line of credit and term note as of December 2007 were as follows:

	Election	Rate	Amount
Revolving line of credit	Prime + 2.25%	9.50%	$1,735,000

	90 day Libor + 3.50%	8.56%	$5,000,000

Term Note	90 day Libor + 5.00%	10.06%	$9,375,000
The facility required certain customer payments to be paid directly to blocked lockbox accounts controlled by CapitalSource, providing, however, that absent the occurrence and continuation of an event of default, the Company could operate and transact business through the blocked accounts in the ordinary course of business, including making withdrawals from such accounts into a master deposit account maintained by the Company.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
2006 Wells Fargo agreement
In connection with the share purchase agreement and recapitalization on March 31, 2006, the Company and its subsidiaries amended the Credit and Security Agreement (“2006 facility”) with Wells Fargo for revolving credit borrowings and letters of credit collateralized by the Company’s accounts receivable, and increased its borrowing capacity to $20 million, including up to $5.0 million borrowing under a term note. The term note was payable monthly and amortized over a 36-month period. 25% of the Company’s annual free cash, as defined in the agreement, was due in February 2007 and February 2008; and any unpaid balance was due in April 2008. The term note bore interest at Wells Fargo’s prime rate plus 2.75%. Additionally, the agreement provided for an increase in the revolving line of credit available borrowings of up to $15.0 million ($10.0 million prior to March 31, 2006); limited to 90% of eligible billed receivables and 75% of unbilled receivables until such time as the term note was paid in full and then 85% and 70%, respectively. Interest was payable at Wells Fargo’s prime rate, subject to a minimum of $7,500 per month. A fee of 0.25% per annum was payable on the unused portion of the commitment. The term of the agreement was to expire in July 2009. The Company paid a closing fee of $175,000 upon funding.
In conjunction with the CapitalSource credit facility described above, all outstanding balances with Wells Fargo were paid in full on February 28, 2007 and the 2006 facility was terminated. The Company paid an early retirement fee of $377,000. In connection with the pay off of the 2006 facility the Company collateralized two letters of credit in the total amount of $525,000 with $551,000 of cash. On July 23, 2007, one of the letters of credit was released and $300,000 of cash was transferred into the Company’s operating account. The remaining letter of credit was released on January 16, 2008 and the remaining cash collateral was transferred into our operating account.
Outstanding borrowings on the revolving credit line at December 2006 were $9,049,000 and the average balance outstanding for the two months of 2007 and year 2006 was $9,278,000 and $6,078,000, respectively at an average interest rate of 8.5% and 8.4% and a fully amortized effective rate of 9.8% and 11.0%, respectively.
The Company funded $4,997,000 on the line of credit on September 29, 2006 in connection with the repurchase of $5,744,000 principal amount of our convertible notes from an investor and paid a fee of $170,000 to Wells Fargo for temporarily adjusting various covenants and approving the redemption.
The agreement required certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and the agreement contained a provision that allowed the lender to call the outstanding balance of the line of credit and term note if any material adverse change in the business or financial condition of the Company were to occur. As of December 2006, there were two outstanding letters of credit with Wells Fargo in the total amount of $525,000 and the amount available for borrowing under the line of credit was $3,927,000 as of December 2006.
The agreement included various financial and other covenants with which the Company had to comply in order to maintain borrowing availability and avoid penalties, including minimum net income and net worth requirements, annual capital expenditure limitations and restrictions on the payment of dividends. The Company was in default of its loan covenants as of December 2006 with regard to the minimum net income and net worth requirements. There was no impact of the covenant violation on our operations due to the payoff of the Wells Fargo loans and the new credit security agreement outlined above. Prior to December 2006, various defaults had occurred and all defaults were either cured by the Company or waived by Wells Fargo.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE H — LONG-TERM DEBT
Long-term debt consisted of the following as of:

	December	December
	2007	2006
CapitalSource term note	$9,375,000	$—
Senior subordinated secured convertible notes, net of unamortized discount of $7,222,000 and $9,019,000, respectively	14,731,000	12,934,000
Senior subordinated secured convertible notes due to related parties, net of unamortized discount of $677,000 and $946,000, respectively	1,383,000	1,357,000
Wells Fargo term note	—	3,750,000

	25,489,000	18,041,000
Less current portion	(9,375,000)	(2,903,000)

Total long-term debt	$16,114,000	$15,138,000

Convertible Notes
On March 31, 2006, the Company issued $30 million aggregate principal amount of senior secured convertible notes of which $24,013,000 was outstanding at December 2007. The convertible notes are stated net as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. If not previously converted, the notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly.
In connection with the asset purchase agreement of Career Blazers, the Company agreed to temporarily increase from 8.0% to 9.5% the interest rate and premium paid on the senior secured convertible notes beginning on February 28, 2007 and ending on the date on which the Company had made the requisite $5 million minimum offering of common stock or the stand-by-purchasers satisfied their commitment to purchase an aggregate of $3 million of common stock in lieu thereof. The stand-by purchasers completed the stock purchase effective September 30, 2007 and the interest rate on the senior secured convertible debt reverted to 8% from 9.5% beginning on October 1, 2007.
On September 28, 2006, the Company repurchased $5,744,000 principal amount of convertible notes plus all accrued interest for $4,997,000, (then convertible into 919,040 shares of our common stock) which then included warrants to purchase 91,904 shares of the Company’s common stock at $6.25 per share. Additionally, certain officers and directors of the Company purchased $2,303,000 principal amount of convertible notes plus all accrued interest for $2,004,000, which then included warrants to purchase 36,848 shares of our common stock at $6.25 per share.
On September 28, 2007, certain officers of the Company exchanged $243,000 principal amount of convertible notes for shares of common stock as part of the stand-by purchase agreement described above.
The following is a reconciliation of the senior secured subordinated notes:

	Non Related Party	Related Party	Discount	Net
Issuance of senior secured convertible notes	$30,000,000	$—	$(14,099,000)	$15,901,000
Amortization of discount	—	—	1,658,000	1,658,000
Repurchase of notes by the Company	(5,744,000)	—	2,476,000	(3,268,000)
Purchase of notes by related parties	(2,303,000)	2,303,000	—	—

Balance at December 2006	21,953,000	2,303,000	(9,965,000)	14,291,000
Amortization of discount	—	—	1,981,000	1,981,000
Conversion of notes by related parties	—	(243,000)	85,000	(158,000)

Balance at December 2007	$21,953,000	$2,060,000	$(7,899,000)	$16,114,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The notes are convertible at a holder’s option at any time prior to maturity into shares of the Company’s common stock. The issuance of common stock and warrants to the stand-by purchasers effective September 30, 2007, as described above, caused automatic adjustments to the conversion and exercise prices of the Company’s currently outstanding senior secured convertible notes, Series A mandatorily redeemable convertible preferred stock, and warrants to purchase common stock. The adjustments were made automatically and in such manner as provided for by the terms of the respective securities. The conversion price of the convertible notes adjusted from $6.25 per share to $4.40 per share.
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
A holder may require the Company to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a declining premium (currently 15%) over the principal amount of notes being redeemed.
The Company may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If the Company so redeems the notes, the Company must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The terms of the Company’s senior credit facility prohibit the redemption of the notes. The senior secured convertible notes agreement includes various covenants with which the Company must comply, including the ratio of indebtedness to consolidated EBITDA, as defined.
Senior Subordinated Notes and Put Warrants
In March 1998, the Company entered into a senior subordinated note purchase agreement as part of its acquisition of TPS and Excell. This agreement was amended in July 1998 and September 1998, in connection with the Company’s acquisitions of Southeastern, Main Line and National Career Search, Inc., a Company which GES sold in 2000. This agreement was further amended in November 2001 as part of the Master Investment Agreement. As a result of the share purchase agreement closed on March 31, 2006, the net proceeds were distributed to the debt holders pursuant to the Master Investment Agreement. These note holders received $13,593,000 in cash and 74,703 shares of Holdings.
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

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
KRG Subordinated Notes
KRG was a related party and its affiliates and associates are investors in the Company. During 2001, KRG advanced working capital funds to the Company. These advances were non-interest bearing and were to mature February 5, 2005, or share in distributable proceeds from sale of the Company along with other holders of the Company’s subordinated debt. On February 25, 2005, the maturity date of these notes was extended to February 28, 2007. As a result of the share purchase agreement closed on March 31, 2006, the net proceeds were distributed to KRG pursuant to the Master Investment Agreement. KRG received $1,460,000 in cash and 8,023 shares of Holdings.
NOTE I — INCOME TAXES
Income tax expense attributable to income from operations consists of the following:

	2007
	Current	Deferred	Total
U.S. Federal	$—	$(292,000)	$(292,000)
State and local	235,000	(32,000)	203,000

Total	$235,000	$(324,000)	$(89,000)

	2006
	Current	Deferred	Total
U.S. Federal	$—	$(1,521,000)	$(1,521,000)
State and local	274,000	(186,000)	88,000

Total	$274,000	$(1,707,000)	$(1,433,000)

	2005
	Current	Deferred	Total
U.S. Federal	$159,000	$3,253,000	$3,412,000
State and local	118,000	102,000	220,000

Total	$277,000	$3,355,000	$3,632,000

Income tax expense attributable to income from operations for 2007, 2006 and 2005 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations as a result of state taxes, net of federal benefit, certain non-deductible expenses, restricted stock compensation, warrant liability valuation, preferred stock accretion and amortization, stock compensation, recapitalization expense and FICA tip credits as shown in the following table:

	2007	2006	2005
Tax computed at federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal tax benefit	1.4	(146.3)	(0.6)
Mandatorily redeemable convertible preferred stock accretion and amortization	8.1	(498.2)	—
Warrant valuation	(47.5)	1,101.6	—
FICA tip credit, net	(5.0)	369.8	2.8
Restricted stock valuation	—	107.8	(58.5)
Stock issued to former shareholders of R&R Acquisition, Inc.	—	(248.9)	—
Stock compensation	5.9	348.0	—
Permanent differences and other	2.3	87.8	(7.7)

Effective Rate	(0.8)%	1,155.6%	(30.0)%

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below as of:

	December	December
Deferred tax asset (liability):	2007	2006
Allowance for doubtful accounts	$184,000	$164,000
Net operating loss carry forwards	796,000	1,157,000
AMT and FICA tip tax credit	41,000	—
Other reserves	788,000	774,000

Deferred tax assets — current	1,809,000	2,095,000

AMT and FICA tip tax credit	4,047,000	3,282,000
Net operating loss carry forwards	1,988,000	1,791,000
Stock options	184,000	—
Amortization of goodwill and other intangibles	3,094,000	3,323,000
Depreciation of property and equipment	120,000	144,000
Valuation allowance	(1,027,000)	(744,000)

Deferred tax assets — long-term	8,406,000	7,796,000

Net deferred tax assets	$10,215,000	$9,891,000

As of December 2007, the Company had federal net operating loss carry forwards of approximately $3,600,000 expiring in 2023 through 2026, which it expects to begin utilizing in 2008. The Company has state net operating loss carry forwards of approximately $13,659,000, which expire on various dates from 2010 through 2027. FICA tip tax credits of $3,899,000 expire in 2017 through 2027.
The Company has established a valuation allowance against its net deferred tax assets as of December 2007 and December 2006 of $1,027,000 and $744,000, respectively. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets related to state net operating loss carry forwards should remain subject to an allowance until it has forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. The $283,000 increase in 2007 and $151,000 reduction in the valuation allowance in 2006 resulted from a state by state analysis of projected taxable income and a change in the estimated effective state tax in 2007. There was no change in the valuation allowance for year 2005.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2004 through 2007 remain open to examination by the Internal Revenue Service of the United States.
NOTE J — STOCKHOLDERS’ EQUITY
Pursuant to the share purchase agreement, Holdings’ authorized capital stock consists of 40,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of mandatorily redeemable convertible preferred stock, par value $0.001 per share.
On October 3, 2007, the Company entered into a Subscription Agreement with, and issued and sold, effective September 30, 2007, an aggregate of 2 million shares of common stock with attached warrants to purchase approximately 1.8 million shares of common stock (“backstop warrants”), for an aggregate purchase price of $3 million ($2,757,000 in cash and $243,000 delivery of senior subordinated secured convertible notes) to members of the Company’s management and board of directors and affiliates of Rodman & Renshaw, LLC, our market maker on the OTC Bulletin Board and placement agent in our March 31, 2006 recapitalization, collectively also referred to herein as the stand-by purchasers. The cash was received in full in early October 2007 and included $2,107,000 of cash from related parties. In addition, $243,000 in senior subordinated secured convertible notes delivered was from related parties. The stock was recorded net of the associated valuation of the attached warrants of $1,723,000 calculated as described in the warrant and conversion feature valuation in Note A.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The Company entered into the Subscription Agreement and issued and sold the common stock and warrants pursuant to the terms of an agreement, dated as of February 28, 2007, with the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock. Pursuant to the terms of the February agreement, the Company was obligated to sell at least $5 million of common stock in a private placement or public offering to close no later than September 30, 2007 or call upon the commitment received from certain stand-by purchasers, or their designees, to purchase an aggregate of $3 million of common stock on September 30, 2007. The Company conducted an offering in good faith and using commercially reasonable efforts during the period but, after receiving a market valuation of the offering, management and the Company’s board of directors concluded that the offering was not in the best interest of the Company or its security holders. Accordingly, the stand-by purchasers completed the stock purchase as described above. The Company did not issue any warrants with respect to common stock purchased by delivering senior secured convertible notes. The sale of the common stock and warrants was not registered, and we issued and sold them in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.
On December 28, 2007, as more fully explained below, a total of 2,524,578 shares of common stock were issued in exchange for 6,172,283 warrants at a fair market value of $2.45 per share, net of issuance costs.
Series A Mandatorily Redeemable Convertible Preferred Stock
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

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Following is a reconciliation of the Series A mandatorily redeemable convertible preferred stock:

	Principal	Discount	Net
Balance at issuance on March 31, 2006	$12,750,000	$(12,549,000)	$201,000
8% accretion	773,000	—	773,000
Amortization of discount	—	1,039,000	1,039,000

Balance at December 2006	13,523,000	(11,510,000)	2,013,000
8%/9.5% accretion	1,134,000	—	1,134,000
Amortization of discount	—	1,441,000	1,441,000

Balance at December 2007	$14,657,000	$(10,069,000)	$4,588,000

Warrants to purchase common stock
On March 31, 2006, Holdings issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. The Company also issued warrants to purchase our common stock to our placement agent in the recapitalization (collectively “recapitalization warrants”). As described above, effective September 30, 2007, we issued the back-stop warrants to certain stand-by purchasers.
On December 28, 2007, Holdings closed a Warrant Exercise and Cancellation Agreement (the “Warrant Agreement”) with respect to substantially all of its outstanding warrants to purchase common stock. As of December 26, 2007, the date of the Warrant Agreement, the market price of Global’s common stock was $2.45. The recapitalization warrants were exercisable into common stock at exercise prices between $4.23 and $4.40 per share and the backstop warrants were exercisable into common stock at an exercise price of $1.80. The recapitalization warrants were exercised into 0.33 shares of common stock, and the backstop warrants were exercised into 0.5953061 shares of common stock. A total of 2,524,578 shares of common stock were issued in exchange for 6,172,283 warrants. Each warrant holder exercised all of its warrants in a cash-less manner, except one warrant holder, who would have beneficially owned in excess of 4.99% of the outstanding common stock, reduced the number of warrants that it exercised so as to own 4.99% ownership of the outstanding common stock and agreed to exercise the remaining warrants from time to time on the same terms and conditions when and to the extent it can do so without exceeding the 4.99% limitation. This holder continues to hold 340,727 warrants exercisable into 112,440 shares of common stock.
The following table summarizes the number of shares underlying the warrants outstanding prior to and after the transaction:

	Number of	Number of
	shares	shares
	underlying	underlying
	warrants prior to	warrants after		Original
	transaction	transaction		Expiration date
Note Warrants	551,287	—		March 31, 2011
Preferred Warrants	2,358,948	112,440	*	March 31, 2013
Common Warrants	1,205,678	—		March 31, 2013
Placement Agent Warrants	558,758	—		March 31, 2013
Backstop Warrants	1,838,339	—		September 30, 2014

TOTAL	6,513,010	112,440

*	- All held by a single holder and subject to exercise as explained above

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Global’s outstanding convertible notes and preferred stock contain automatic anti-dilution adjustment provisions. The owners of our convertible notes and preferred stock waived their anti-dilution rights in connection with this warrant exercise. As a result, no adjustment to the conversion prices of the convertible notes or preferred stock occurred.
Resale of the shares issued with respect to the recapitalization warrants has been registered under the Securities Act of 1933, as amended. Resale of the shares issued with respect to the backstop warrants has not been registered. The cash-less exercise of the warrants was consummated pursuant to Sections 3(a)(9) and 18(b)(4)(C) of the Securities Act of 1933, as amended. Accordingly, pursuant to Rule 144 under the Securities Act, the holding period of the common stock shares issued shall tack back to the original issue date of the recapitalization warrants.
Compensation
In connection with the exercise of the backstop warrants for five officers and five employees, the Company recognized $553,000 of compensation expense in the consolidated statement of operations in 2007.
Series C and D preferred stock
Prior to the share purchase agreement, and as amended in May 2002, GES’s authorized capital consisted of 10,000,000 shares of $.01 par value common stock, and 50,000,000 shares of $.01 par value preferred stock. The amendment designated 7,000,000 shares as Series C preferred stock, and 30,000,000 shares as Series D preferred stock.
The Series C and Series D preferred stockholders were entitled to vote with the common stockholders, however, not as a separate class. No specific provisions were made with respect to dividends on the preferred stock; however, no dividends may be paid on common stock for so long as any class of preferred stock is outstanding unless approved by the preferred stockholders. The relative priorities of the classes of equity securities to receive distributions of proceeds from an approved sale of the Company were also described in the Master Investment Agreement.
The redeemable preferred stock had been classified outside of stockholders’ equity as temporary equity. As a result of the impending share purchase agreement, the preferred stock was reclassified to a current liability titled mandatorily redeemable preferred stock as of January 1, 2006 at an estimated fair market value of $28,897,000, offset by a reduction in additional paid in capital of $36,693,000 for the difference between the estimated liability and carrying value, pursuant to an interpretation of Emerging Issues Task Force, Topic D-98: Classification and Measurement of Redeemable Securities. The valuation was based upon an estimate of the proceeds as calculated pursuant to the Master Investment Agreement.
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
The term of each option shall be determined by the compensation committee but shall not exceed 10 years. Unless otherwise specified in an option agreement, options shall vest and become exercisable on the following schedule: 1/3 on the first annual anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date. Each option shall be designated as an incentive stock option (ISO) or a non-qualified option (NQO). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.
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
The Company granted equity share options that have the following basic characteristics:
•	The stock options are granted at-the-money;

•	Exercisability is conditional only on performing service through the vesting date;

•	If an employee terminates service prior to vesting, the employee would forfeit the stock options;

•	If an employee terminates service after vesting, the employee would have a limited time to exercise the vested stock options (typically 30-90 days);

•	The stock options are nontransferable and nonhedgeable; and

•	The Company utilizes the Black-Scholes closed-form model for valuing its employee stock options.
These types of options are commonly referred to as “plain vanilla”. Staff Accounting Bulletin 107, as extended by Staff Accounting Bulletin 110, issued by the SEC, states it is allowable for an entity that chooses not to rely on its historical exercise data may find certain alternative information, such as exercise data relating to employees of other companies, is not easily obtainable. As such, in the short term, some companies may encounter difficulties in making a refined estimate of expected term. Accordingly, it is acceptable to utilize the following “simplified” method for “plain vanilla” options consistent with those in the fact set above: expected term = ((vesting term + original contractual term) / 2). More detailed information about exercise behavior will, over time, become readily available to companies. As such, this simplified method can be used for share option grants until more detailed information is widely available. The Company has elected to use the “plain vanilla” method to estimate expected term, and has applied it consistently to all “plain vanilla” employee share options.
No options were granted or outstanding under the 2006 Stock Plan during 2006.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
In order to assist in achieving the objectives of the 2006 Stock Plan, on August 16, 2007, the compensation committee adjusted the exercise price on all grants issued prior to August 16, 2007 for thirty-four employed officers and employees as well as four serving non-employee directors to $3.00, the closing quoted market price on August 16, 2007, from the original grant price of $5.00. All other provisions of the grants remain unchanged. The incremental cost related to the adjustment of the exercise price totaled $404,000, of which $125,000, associated with vested options, was recognized immediately in the third quarter of 2007. The remaining incremental cost will be recognized ratably over the remaining vesting period of the options. Compensation expense included in the consolidated statements of operations for the 2006 Stock Plan was $1,802,000 in 2007 and $184,000 of deferred tax benefit was recognized in the consolidated statements of operations for stock-based compensation arrangements during 2007.
A summary of option activity under the 2006 Stock Plan as of December 2007, and changes during the year then ended is presented below. Prices and values are based upon post modification factors where applicable.

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
	Stock Options	Price	Life (years)	Fair Value	Value
As of January 2007
Outstanding	—	—	—	—	—
Vested	—	—	—	—	—
Nonvested	—	—	—	—	—

Period Activity
Issued	1,557,361	$3.05	—	$2.60	—
Exercised	—	—	—	—	—
Forfeited	57,821	$5.00	—	$2.62	—
Expired	—	—	—	—	—

As of December 2007
Outstanding	1,499,540	$2.97	9.32	$2.58	$28,500
Vested	273,329	$3.00	9.13	$3.04	—
Nonvested	1,226,211	$2.96	9.36	$2.48	$28,500

Outstanding:

Wgt. Avg.
		Wgt. Avg.	Remaining
	Stock Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life (years)
$1.50 - $3.00	1,499,540	$2.97	9.32

Exercisable:

Wgt. Avg.
		Wgt. Avg.	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
Range of Exercise Prices	Exercisable	Price	Life (years)	Value
$3.00	273,329	$3.00	9.13	—

Assumptions:

2007
Expected Volatility	52.7% - 55.2%
Weighted-Average Volatility	53.60%
Expected Dividends	0%
Expected Term (years)	5.6 - 6.0
Risk-Free Rate	4.29%

Total intrinsic value of options exercised:	$—
Total fair value of shares vested:	$832,000
Unrecognized compensation cost related to nonvested awards:	$2,388,000
Weighted-average period over which nonvested awards are expected to be recognized:	1.13 years

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
In April 2008, the Company granted 480,000 options to certain officers and employees and 126,802 options to three board members.
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
As of January 2006, 1,563,340 shares were issued and outstanding under the 2002 Stock Plan. In connection with the share purchase agreement, an additional 436,660 restricted common shares were issued to management and employees, bringing the total restricted common shares outstanding to 2,000,000 at March 24, 2006, which were all exchanged for cash and shares of Holdings. The compensation expense associated with this issuance was included in selling, general and administrative expense in the consolidated statements of operations for 2005. As a result of the share purchase agreement, the fair market value of $11,542,000 was classified as a current liability with a corresponding charge to compensation expense of $21,152,000, net of the basis pursuant to the provisions of SFAS 150, as of January 2006. The valuation was based upon an estimate of the proceeds as calculated pursuant to the Master Investment Agreement. Simultaneous with the share purchase agreement, the Company repurchased the restricted shares for an amount determined under the sales proceeds distribution schedule in the Master Investment Agreement and were allocated to individual employees based on their pro rata share of the shares issued under the 2002 Stock Plan. These stockholders received $11,624,000 in cash and 1,924,889 shares of common stock in Holdings. The 2002 Stock Plan was terminated upon the distribution.
Dividends
On February 3, 2005, the Board of Directors authorized a $7 million dividend payable to the holders of restricted common stock and Series C preferred stock at the time the dividend is paid. In March 2005, $700,000 was paid to the restricted common stockholders and $6.3 million was paid to the Series C stockholders based upon their pro rata share of the outstanding shares, which our then lender, Wells Fargo, approved.
NOTE K — WARRANT AND CONVERSION FEATURE VALUATION
The Company applied the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in our convertible debt, mandatorily redeemable convertible preferred stock and common stock. Accordingly, we recorded a warrant and conversion liability upon the issuance of our common stock, mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006 and September 30, 2007. The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions. The Company records the change in the estimated fair market value of the warrant and conversion liability as a reduction of interest expense.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
In connection with the Warrant Agreement, the Company converted substantially all of its warrants to common stock on December 28, 2007. The Company reduced the warrant and conversion liability with an offsetting credit to additional paid in capital for $6,150,000. The remaining warrant and conversion liability relates primarily to the conversion features embedded in our convertible debt and mandatorily redeemable convertible preferred stock.
As a result of the retirement of convertible debt and related warrants in 2006, the Company reduced the warrant and conversion liability by $2,372,000. This amount is included in Other income (expense) in the consolidated statements of operations for 2006.
The Company utilizes historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and uses daily intervals for price observations.
For 2007 and 2006, the following assumptions were utilized:

	2007	2006
Average expected volatility	55.1%	59.7%
Contractual term ranged from	3.25 to 6.75 years	4.25 to 7.0 years
Risk free interest rate	4.18%	4.76%
Expected dividend rate	-0-	-0-
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
Under the organizational documents, Holdings’ directors are indemnified against certain liabilities arising out of the performance of their duties to Holdings. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with Holdings or its subsidiaries. Holdings maximum exposure under these arrangements is unknown as this would involve future claims that maybe made against Holdings that have not occurred. However, based on experience, management expects the risk of loss to be remote.
Operating Leases
The Company is obligated under several operating leases for office space and certain office equipment ranging in terms from one to ten years expiring at various dates through 2019. Rent expense under operating leases for 2007, 2006 and 2005 was $2,051,000, $1,693,000 and $1,585,000, respectively.
As of December 2007, future minimum lease commitments under noncancellable operating leases are as follows:

Years
2008	$2,020,000
2009	1,643,000
2010	1,228,000
2011	895,000
2012 and thereafter	4,260,000

Total minimum lease payments	10,046,000
Less Sublease rentals	(205,000)

Total	$9,841,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Certain leases contain purchase options, renewal options and escalation clauses. These contingent rent amounts are excluded from minimum rent until lease extensions are executed. Rent escalations, however, are reflected in the minimum rent and are included in the determination of total rent expense.
NOTE M — EMPLOYEE BENEFIT PLANS
The Company has adopted a 401(k) plan (the “Plan”) for the benefit of all eligible employees of the Company, as defined in the Plan Agreement. The Plan allows participants to make pretax contributions limited to amounts established by tax laws. The employee contributions and earnings thereon are always 100% vested, and the employers’ match, if made, vests ratably over a six-year period. The Company currently does not match employee contributions. Employees are eligible to participate in the Plan on the next entry date after turning age 21 and upon completion of at least 1,000 hours of service. The Plan allows for hardship withdrawals and loans from participant accounts. All amounts contributed to the Plan are deposited into a trust fund administered by independent trustees.
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
The SE Plan also offers the option of matching contributions to certain work-site employees under Section 401(m) of the Internal Revenue Code. Under this option, customer companies may elect to participate in the matching program, pursuant to which the customer companies contribute an annually determined percentage of the employee’s compensation each pay period. Participants vest in these matching contributions 20 percent per year beginning after one year of service, and are fully vested after six years of service. In addition, participants are fully vested in these matching contributions upon normal retirement (i.e., attainment of age 65) or death. Southeastern’s customers made matching contributions of approximately $486,000, $392,000 and $275,000 for work-site employees for 2007, 2006 and 2005, respectively.
NOTE N — RELATED PARTIES
The Company is renting, or has rented, administrative facilities from stockholders and current employees, and family members of officers of the Company. For 2007, 2006 and 2005, the Company paid rent expense to these related parties of $64,000, $136,000 and $354,000, respectively.
Several of the holders of our convertible notes are directors, officers or employees of Holdings or its subsidiaries. The Company pays interest to all holders of the convertible notes pursuant to the terms of the loan documents.
GES had a management consulting agreement with KRG, a company controlled by certain stockholders of Holdings. GES received management, advisory and corporate structure services from KRG for an annual fee. KRG was also eligible for a bonus fee, based on performance thresholds, for each year, and fees related to acquisitions and divestitures completed by the Company. In November 2001, KRG agreed to waive and forgive amounts accrued as of that date. From November 2001 forward, management-consulting fees were charged based on assessments of the Company’s financial ability. In connection with the 2006 recapitalization, the agreement was cancelled in March 2006. During 2006 and 2005, $45,000 and $180,000, respectively, in consulting fees were charged and such amounts were included in operating expenses in the consolidated statements of operations. In connection with the share purchase agreement this management agreement was terminated.
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

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE O — SEGMENT INFORMATION
The Company’s business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. The Company’s temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. The Company’s direct hire placement practice group responds to the Company’s customer’s requests by finding suitable candidates from the Company’s national network of candidates across a broad range of disciplines. The Company’s professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. The Company’s employee leasing practice group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers’ compensation, employee benefit programs, and regulatory compliance. The Company’s operating segments are based on the type of services provided to clients. Staffing services are provided to clients throughout the United States and as such, the revenue earned is spread over numerous states. All revenue is earned within the United States. The reconciling difference between the two segments and total Company represents costs and assets of the corporate division. One customer accounted for 14.3% of total revenue during 2007 (3.3% of gross profit). This customer is in the contingency staffing division of the staffing services segment. During 2007, no other customer accounted for more than 5.0% of our revenue. During 2006, no single customer accounted for more than 4.2% of our revenue. During 2005, no single customer accounted for more than 3.0% of our revenue.
Segment information is as follows:

	2007	2006	2005

Staffing revenues	$139,877,000	$95,135,000	$81,175,000
PEO revenues	$34,016,000	$33,609,000	$30,388,000
Total company revenues	$173,893,000	$128,790,000	$111,563,000

Staffing depreciation	$231,000	$116,000	$124,000
PEO depreciation	$162,000	$136,000	$106,000
Total Company depreciation	$608,000	$540,000	$519,000

Staffing amortization	$1,955,000	$—	$—
PEO amortization	$—	$18,000	$127,000
Total Company amortization	$1,955,000	$33,000	$210,000

Staffing income before income taxes	$7,109,000	$7,175,000	$7,881,000
PEO income before income taxes	$6,650,000	$5,742,000	$4,563,000
Total company income (loss) before income taxes	$10,877,000	$(124,000)	$(12,093,000)

Staffing assets	$43,874,000	$28,828,000	$23,506,000
PEO assets	$33,684,000	$31,618,000	$26,612,000
Total company assets	$69,486,000	$57,202,000	$52,920,000

Staffing goodwill and intangibles	$12,860,000	$6,658,000	$6,658,000
PEO goodwill and intangibles	$12,090,000	$12,090,000	$12,090,000
Total goodwill and intangibles	$24,950,000	$18,748,000	$18,748,000

Staffing capital expenditures	$420,000	$220,000	$103,000
PEO capital expenditures	$99,000	$146,000	$134,000
Total capital expenditures	$745,000	$686,000	$324,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE P — QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following summarizes unaudited quarterly operating results (all amounts in thousands, except per share data):

2007 Quarters	1st	2nd	3rd	4th
Revenues, net	$36,621	$44,338	$46,889	$46,045
Gross profit	$10,177	$11,859	$12,149	$11,144
Net income (loss)	$991	$8,788	$8,947	$(7,760)
Income (loss) available to common shareholders	$991	$8,788	$8,947	$(7,760)
Income (loss) per share:
Basic	$0.16	$1.46	$1.48	$(0.98)
Diluted	$0.16	$0.77	$0.57	$(0.98)

2006 Quarters	1st	2nd	3rd	4th
Revenues, net	$31,208	$33,411	$33,287	$30,884
Gross profit	$8,844	$9,710	$9,203	$8,962
Net income (loss)	$(1,691)	$1,330	$1,085	$585
Income (loss) available to common shareholders	$(1,691)	$1,330	$1,085	$585
Income (loss) per share:
Basic	$(0.35)	$0.22	$0.18	$0.10
Diluted	$(0.35)	$0.21	$0.18	$0.10
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
NOTE Q — ACQUISITION OF CAREER BLAZERS (Unaudited)
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
Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, provides temporary, “payrolling” services, also referred to as contingency services, and permanent staffing and related services to customers in the northeastern region. The acquisition allows Holdings to expand our operations into these markets not previously served by us. The following factors were primary reasons that contributed to the estimated goodwill and intangible assets recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base. The contingent payment will be allocated to the identifiable customer at the time the payment is made.
The results of operations for ten months of Career Blazers were included in our consolidated financial statements beginning February 26, 2007 within the professional division of the staffing services segment.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The condensed unaudited balance sheet of Career Blazers at February 25, 2007 is presented below.

Current assets	$2,979,000
Property and equipment, net	72,000
Other assets	19,000
Intangible assets	7,418,000
Goodwill	739,000

Total assets acquired	11,227,000

Current liabilities	1,538,000
Long-term debt	—

Total liabilities assumed	1,538,000

Net assets acquired	$9,689,000

The unaudited allocation of the identifiable intangible assets is as follows:

		Amortization
Identifiable intangible assets	Allocation	period
Trademark and trade name	$2,292,000	3 years
Non-compete agreements	635,000	1 year
Temporary employee data base	49,000	3 months
Customer relationships	4,442,000	5 years

Total intangible assets	$7,418,000

The weighted average amortization period for the identifiable intangible assets is 4.0 years.
Amortization of identifiable intangible assets for each of the next five years is as follows:

Years
2008	$1,758,000
2009	1,652,000
2010	1,016,000
2011	888,000
2012	149,000

Total	$5,463,000

The $739,000 of goodwill recorded in the acquisition of Career Blazers is also deductible for tax purposes over a fifteen year period. The assets acquired and recorded are included in the staffing segment included in Note O, including the increase of goodwill and other intangible assets.
Introduction to the Unaudited Pro Forma Condensed Combining Statement of Operations
The Unaudited Pro Forma Condensed Combining Statement of Operations for 2007 and 2006 represents the historical statement of operations as if the acquisition had been consummated on January 2, 2007 and 2006, respectively.
You should read this information in conjunction with the separate historical financial statements and footnotes of Career Blazers Personnel Services, Inc. and Subsidiaries for the year ended December 31, 2006 as filed on Form 8-K/A on May 18, 2007.
We present the unaudited pro forma condensed combined financial information for informational purposes only. The pro forma information is not necessarily indicative of what our operating results actually would have been had we completed the merger on January 2, 2007 or 2006. In addition, the unaudited pro forma condensed combining financial information does not purport to project the future financial position or operating results of the Company.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
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
PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS

(a)	To reclassify insurance expense classified as SG&A by Holdings.

(b)	To eliminate an agreement with a third party service provider for back office functions that was terminated as Holdings now performs the activities covered by the previous agreement.

(c)	To record interest expense on additional borrowings on the term note and revolving line of credit at a weighted average rate of approximately 9.6%.

(d)	To eliminate the expense related to the repayment of debt which would have been recorded in the previous fiscal year.

(e)	To record the net tax expense of Career Blazers pre tax income and the pro forma adjustments at an effective tax rate of approximately 38%.

(f)	To record amortization of identifiable intangible assets.

(g)	To eliminate the deferred tax benefit of Career Blazers.

(h)	To eliminate parent allocation of expense for services which were terminated.

(i)	To eliminate interest expense of Career Blazers.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED PROFORMA CONDENSED COMBINING STATEMENT OF OPERATIONS

		Career Blazers
	Global	Personnel
	Employment	Services, Inc.			Pro Forma
	Holdings, Inc.	Two months			Combined
	Year ended	ended			Year ended
	December	February	Pro Forma		December
	2007	2007	adjustments		2007

REVENUES, net	$173,893,000	$8,205,000	$—		$182,098,000
COST OF SERVICES	128,564,000	6,891,000	(12,000	) (a)	135,443,000

GROSS PROFIT	45,329,000	1,314,000	12,000		46,655,000

OPERATING EXPENSES
Selling, general and administrative	37,432,000	1,122,000	12,000	(a)	38,484,000
			(82,000	) (b)
Depreciation and amortization	2,563,000	6,000	381,000	(f)	2,950,000

Total operating expenses	39,995,000	1,128,000	311,000		41,434,000

OPERATING INCOME	5,334,000	186,000	(299,000)		5,221,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(9,191,000)	(2,000)	(167,000	) (c)	(9,360,000)
Fair market valuation of warrant and conversion liability	15,156,000	—	—		15,156,000
Other income (expense)	(422,000)	3,000	395,000	(d)	(24,000)

Total other income (expense)	5,543,000	1,000	228,000		5,772,000

INCOME BEFORE INCOME TAXES	10,877,000	187,000	(71,000)		10,993,000

INCOME TAX (BENEFIT) EXPENSE	(89,000)	—	44,000	(e)	(45,000)

NET INCOME	$10,966,000	$187,000	$(115,000)		$11,038,000

Basic earnings per share of common stock	$1.67				$1.69
Weighted average number of basic common shares outstanding	6,550,054				6,550,054

Diluted earnings per share of common stock	$1.04				$1.04
Weighted average number of diluted common shares outstanding	15,586,644				15,586,644

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED PROFORMA CONDENSED COMBINING STATEMENT OF OPERATIONS

	Global	Career Blazers
	Employment	Personnel
	Holdings, Inc.	Services, Inc.			Pro Forma Combined
	Year ended		Pro Forma		Year ended
	December 2006		adjustments		December 2006

REVENUES, net	$128,790,000	$54,210,000	$—		$183,000,000
COST OF SERVICES	92,071,000	44,078,000	—		136,149,000

GROSS PROFIT	36,719,000	10,132,000	—		46,851,000

OPERATING EXPENSES
Selling, general and administrative	28,311,000	7,738,000	(641,000	) (b)	34,918,000
	—	—	(490,000	) (h)	—
Depreciation and amortization	573,000	148,000	2,336,000	(f)	3,057,000

Total operating expenses	28,884,000	7,886,000	1,205,000		37,975,000

OPERATING INCOME	7,835,000	2,246,000	(1,205,000)		8,876,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(6,507,000)	(2,590,000)	(1,124,000	) (c)	(7,631,000)

			2,590,000	(i)
Fair market valuation of warrant and conversion liability	1,634,000	—	—		1,634,000
Other income (expense)	(3,086,000)	—	—		(3,086,000)

Total other income (expense)	(7,959,000)	(2,590,000)	1,466,000		(9,083,000)

INCOME (LOSS) BEFORE INCOME TAXES	(124,000)	(344,000)	261,000		(207,000)

INCOME TAX (BENEFIT) EXPENSE	(1,433,000)	(1,292,000)	99,000	(e)	(1,562,000)
			1,064,000	(g)

NET INCOME	$1,309,000	$948,000	$(902,000)		$1,355,000

Basic and diluted earnings per share of common stock	$0.23				$0.24
Weighted average number of basic and diluted common shares outstanding	5,744,742				5,744,742

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Employment Holdings, Inc. Registrant
	By:	/s/ Howard Brill
April 15, 2008		Howard Brill
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of April, 2008.
Principal Executive Officer and Director:

/s/ Howard Brill Howard Brill	President, Chief Executive Officer and Director
Principal Financial and Accounting Officer:

/s/ Dan Hollenbach Dan Hollenbach	Chief Financial Officer, Treasurer and Secretary
Directors:

/s/ Luci Staller Altman Luci Staller Altman	Director
/s/ Charles Gwirtsman Charles Gwirtsman	Director
/s/ Richard Goldman Richard Goldman	Director
/s/ Steven List Steven List	Chief Operating Officer and Director
/s/ Jay Wells Jay Wells	Director

EXHIBIT INDEX

Exhibit #	Description	Reference

3.1	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

3.2	Amended Articles of Incorporation of Global Employment Holdings, Inc.	Filed herewith

4.1	Form of Warrant issued under Subscription Agreement, dated as of October 3, 2007	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-51737)

10.1	Employment Agreement, dated as of March 14, 2007, among Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Steven List	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007 (File No. 000-51737).

10.2	Asset Purchase Agreement, dated as of December 29, 2006, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and CapeSuccess LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-51737).

10.3	Amendment to Asset Purchase Agreement, dated as of February 28, 2007, by and among Global Employment Holdings, Inc., Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc., and CapeSuccess LLC	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.4	Credit Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Inc., Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, as administrative agent for the lenders, and the lenders from time to time parties hereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

Exhibit #	Description	Reference

10.5	Subordination Agreement, dated as of February 28, 2007, by and among Whitebox Convertible Arbitrage Partners, L.P., for itself and in its capacity as collateral agent for the subordinated creditors, Radcliffe SPC, Ltd., for and on behalf of the Class A Convertible Crossover Segregated Portfolio, Magnetar Capital Master Fund, Ltd., Guggenheim Portfolio XXXI, LLC, Pandora Select Partners, LP, Whitebox Intermarket Partners, LP, Context Advantage Master Fund, L.P., on behalf of itself, Context Advantage Fund, LP, f/k/a Context Convertible Arbitrage Fund, L.P., and Context Offshore Advantage Fund, Ltd., f/k/a Context Convertible Arbitrage Offshore, Ltd., Context Opportunistic Master Fund, L.P., Gwirtsman Family Partners, LLC, Luci Altman, Gregory Bacharach, Howard Brill, Richard Goldman, Daniel Hollenbach, Terry Koch, Michael Lazrus, Steven List, Kenneth Michaels, Steven Pennington, Fred Viarrial, and Jay Wells, for the benefit of CapitalSource Finance LLC, for itself and as agent for the lenders now or hereafter existing under the Credit Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.6	Security Agreement, dated as of February 28, 2007, by and among Global Employment Solutions, Global Employment Holdings, Inc., Temporary Placement Service, Inc., Southeastern Personnel Management, Inc., Main Line Personnel Services, Inc., Friendly Advanced Software Technology, Inc., Excell Personnel Services Corporation, Southeastern Staffing, Inc., Bay HR, Inc., Southeastern Georgia HR, Inc., Southeastern Staffing II, Inc., Southeastern Staffing III, Inc., Southeastern Staffing IV, Inc., Southeastern Staffing V, Inc., Southeastern Staffing VI, Inc., Keystone Alliance, Inc., and CapitalSource Finance LLC, in its capacity as agent for the lender parties	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.7	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.8	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Global Employment Solutions	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.9	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Southeastern Staffing, Inc.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended

Exhibit #	Description	Reference

10.10	Securities Pledge Agreement, dated as of February 28, 2007, between CapitalSource Finance LLC, as administrative agent for the lenders under the Credit Agreement, and Excell Personnel Services Corporation	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.11	First Amendment to Senior Secured Convertible Notes, dated as of February 28, 2007, by and among Global Employment Holdings, Inc. and the holders of Global Employment Holdings, Inc. senior secured convertible notes	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.12	Letter from Global Employment Holdings, Inc., dated February 28, 2007, to holders of the senior convertible notes and the Series A convertible preferred stock regarding commitment to issue equity	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.13	Amended and Restated Employment Agreement, dated as of January 2, 2007, between Global Employment Solutions, Inc. and Terry Koch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-51737).

10.14	Financial Statements of Career Blazers Personnel Services, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004	Incorporated by reference to Item 9.01 of Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 (File No. 000-51737).

10.15	Subscription Agreement, dated as of October 3, 2007, by and among Global Employment Holdings, Inc. and the purchasers signatory thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-51737).

10.16	Warrant Exercise and Cancellation Agreement dated as of December 26, 2007.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2008 (File No. 000-51737).

21.1	List of subsidiaries of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit No. 21.1 to the Post Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133666) as amended.

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

31.2	Certification of Dan Hollenbach, Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.