Form 10-Q
period 2008-03-30
Global Employment Holdings, Inc.
filed 2008-05-14
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 30, 2008, the total number of outstanding shares of our Common Stock ($.001 par value) was 10,548,330.

GLOBAL EMPLOYMENT HOLDINGS, INC.
Index

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	March	December
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,000	$330,000
Accounts receivable, net	28,289,000	27,784,000
Deferred income taxes	1,838,000	1,809,000
Prepaid expenses and other current assets	2,286,000	2,344,000

Total current assets	32,431,000	32,267,000

Property and equipment, net	2,551,000	2,040,000
Deferred income taxes	8,642,000	8,406,000
Other assets, net	1,743,000	1,823,000
Intangibles, net	4,944,000	5,463,000
Goodwill	19,487,000	19,487,000

Total assets	$69,798,000	$69,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdrafts	$1,484,000	$1,220,000
Accounts payable	277,000	343,000
Accrued liabilities	25,031,000	23,737,000
Current portion of long-term debt — credit facility	3,522,000	9,375,000
Line of credit	8,079,000	6,735,000

Total current liabilities	38,393,000	41,410,000

Other long-term liabilities	1,025,000	601,000
Warrant and conversion liability	4,963,000	5,568,000
Warrant and conversion liability due to related parties	197,000	222,000
Long-term debt — credit facility	2,221,000	—
Long-term debt — convertible notes, net	15,223,000	14,731,000
Long-term debt — convertible notes, due to related parties, net	1,413,000	1,383,000
Mandatorily redeemable preferred stock, net	5,235,000	4,588,000

Total liabilities	68,670,000	68,503,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A preferred stock, $.001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in 2008 and 2007. Included above under mandatorily redeemable preferred stock, net
Common stock, $.001 par value, 40,000,000 shares authorized; 10,555,010 issued, 10,548,330 outstanding in 2008 and 2007	1,000	1,000
Treasury Stock, at cost, 6,680 shares in 2008 and 2007	—	—
Additional paid in capital	33,732,000	33,418,000
Accumulated deficit	(32,605,000)	(32,436,000)

Total stockholders’ equity	1,128,000	983,000

Total liabilities and stockholders’ equity	$69,798,000	$69,486,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended
	March	March
	2008	2007

REVENUES, net	$46,018,000	$36,621,000
COST OF SERVICES	34,884,000	26,444,000

GROSS PROFIT	11,134,000	10,177,000

OPERATING EXPENSES

Selling, general and administrative	9,278,000	8,717,000
Depreciation and amortization	758,000	343,000

Total operating expenses	10,036,000	9,060,000

OPERATING INCOME	1,098,000	1,117,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(2,121,000)	(2,192,000)
Fair market valuation of warrant and conversion liability	630,000	2,280,000
Other income (expense)	(11,000)	(395,000)

Total other income (expense), net	(1,502,000)	(307,000)

INCOME (LOSS) BEFORE INCOME TAXES	(404,000)	810,000

INCOME TAX (BENEFIT)	(235,000)	(181,000)

NET INCOME (LOSS)	$(169,000)	$991,000

Basic earnings (loss) per share of common stock	$(0.02)	$0.16

Weighted average number of basic common shares outstanding	10,548,330	6,023,442

Diluted earnings (loss) per share of common stock	$(0.04)	$0.16

Weighted average number of diluted common shares outstanding	16,000,717	6,023,442
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Three months ended March 2008
	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at December 2007	$—	—	$1,000	10,555,010	$—	(6,680)	$33,418,000	$(32,436,000)	$983,000
Share-based compensation	—	—	—	—	—	—	314,000	—	314,000
Net loss	—	—	—	—	—	—	—	(169,000)	(169,000)

Balances at March 30, 2008	$—	—	$1,000	10,555,010	$—	(6,680)	$33,732,000	$(32,605,000)	$1,128,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended
	March	March
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(169,000)	$991,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	239,000	136,000
Amortization of intangibles and other assets	519,000	207,000
Amortization of debt discount and issuance costs	618,000	628,000
Bad debt expense	111,000	110,000
Deferred taxes	(265,000)	(193,000)
Accretion of preferred stock	255,000	273,000
Amortization of warrant discount on preferred stock	392,000	359,000
Share-based compensation	314,000	723,000
Fair market valuation of warrant and conversion liability	(630,000)	(2,280,000)
Changes in operating assets and liabilities:
Accounts receivable	(574,000)	(942,000)
Prepaid expenses and other	58,000	(1,143,000)
Accounts payable	(67,000)	(367,000)
Accrued expenses and other liabilities	1,064,000	3,048,000

Net cash flows provided by operating activities	1,865,000	1,550,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(131,000)	(162,000)
Acquisition of Career Blazers, net of cash and cash equivalents acquired	—	(9,600,000)

Net cash flows used in investing activities	(131,000)	(9,762,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	263,000	(700,000)
Net borrowings on revolving credit facility	1,343,000	1,712,000
Borrowings on term note	—	12,000,000
Repayments of term note	(3,632,000)	(3,750,000)
Debt issuance costs	—	(737,000)
Repurchase of convertible debt	(20,000)	—

Net cash flows provided by (used in) financing activities	(2,046,000)	8,525,000

Net increase in cash and cash equivalents	(312,000)	313,000
Cash and cash equivalents, beginning of period	330,000	58,000

Cash and cash equivalents, end of period	$18,000	$371,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$68,000	$158,000

Cash paid during the period for interest	$815,000	$897,000

Supplemental Disclosure of Non-Cash Information
Landlord leasehold incentives recorded as leasehold improvements	$480,000	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The consolidated condensed balance sheet as of December 30, 2007 presented herein has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended December 30, 2007.
Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2007. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended March 30, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s consolidated condensed financial statements include PEO unbilled accounts receivable, allowance for doubtful accounts, workers’ compensation liabilities, share-based compensation, warrant and conversion valuation and income taxes. The accrual for the large deductible workers compensation insurance program is based on estimates and actuarial assumptions. Additionally, the valuation of the warrant and conversion liability and share-based compensation uses the Black-Scholes model based upon interest rates, stock prices, maturity estimates and volatility factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Fiscal Periods
The Company’s fiscal year is based on a 52/53-week cycle ending on the Sunday closest to each calendar year end. Consequently, the 1st quarter of 2008 ended on March 30; fiscal 2007 ended on December 30, 2007; and the 1st quarter of 2007 ended on April 1, 2007. Our balance sheet dates are referred to herein as March 2008 and December 2007. Our fiscal quarters are referred to herein as March 2008 and March 2007. For each quarter in 2008 and 2007, the Company had 13 week periods, respectively.
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
Fair Value of Financial Instruments
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
The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and valuation of the warrant and conversion liability. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our bank debt approximates fair value due to the variable nature of the interest rates under our Credit Facility. The fair value of the Company’s debt instruments approximates the carrying value based on current rates available to the Company for debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock as well as stock options granted to employees and directors are valued at estimated fair market value utilizing a Black-Scholes option pricing model. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For valuation techniques using a fair-value hierarchy, the Company has determined that its warrant and conversion liability falls into the Level 2 category, which values the liability using quoted prices and other inputs for similar liabilities in active markets that are observable either directly or indirectly. The fair market value of the warrant and conversion liability is reported as a derivative and the change in the fair market value are included in other income on the unaudited consolidated condensed statements of operations and is included in long term liabilities on the unaudited consolidated condensed balance sheets. The fair market valuation factors and assumptions in computing the warrant and conversion liability are further discussed below.

There were no assets or liabilities where Level 1 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Outstanding warrants, stock options and the conversion of our mandatorily redeemable convertible preferred stock related to 3,786,509 shares of common stock were excluded from the calculation of dilutive earnings (loss) per share for the three months ended March 2008 as the effect of the assumed exercise or conversion would be anti-dilutive. Outstanding warrants and other dilutive securities related to 9,392,856 shares of common stock for the quarter ended March 2007 were excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise of these warrants and other securities would be anti-dilutive. A reconciliation of basic and diluted net income and weighted average common shares outstanding for 2008 is presented below:

March 2008

Basic Net Loss	$(169,000)
Convertible debt interest and amortization, net of tax	666,000
Make whole conversion interest, net of tax (a)	(1,177,000)

Diluted Net Loss	$(680,000)

Weighted average number of basic common shares outstanding	10,548,330
Impact of the assumed conversion or exercise of:
Convertible notes	5,452,386
Convertible debt make whole (a)	—

Weighted average number of diluted common shares outstanding	16,000,717

(a)	As more fully explained in Note 5, the Company currently has assumed payment of the present value of interest under a redemptive event in cash.
Workers’ Compensation
The Company maintains guaranteed cost policies for workers’ compensation coverage in the states in which it operates, with minimal loss retention for employees in our commercial division of the staffing services segment. Under these policies the Company is required to maintain refundable deposits, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, of $1,785,000 and $1,774,000 as of March 2008 and December 2007, respectively.
The Company had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of March 2008, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. As of March 2008 and December 2007, the estimated claims under this program were $2,037,000, and are reported within accrued liabilities in the accompanying consolidated condensed balance sheets. Our policy is to use the estimated undiscounted workers’ compensation claims associated with the large deductible insurance program when determining our obligation there under. These workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. These claim estimates are continually reviewed by the Company’s risk management department and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated net of an allowance for doubtful accounts of $550,000 and $476,000 at March 2008 and December 2007, respectively. The majority of the Company’s accounts receivable are due from customers of the Company for amounts due related to services provided under employee leasing client service agreements, temporary staffing or permanent placement fees. Credit is extended based on evaluation of a customer’s financial condition and underlying collateral or guarantees. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance for employee leasing and temporary staffing accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. Based on previous loss history, permanent placement allowances are established to estimate losses (returned placement revenues) due to placed candidates not remaining employed for the period guaranteed by the Company, which is normally 30 to 90 days. The Company writes-off accounts receivable when they become uncollectible against the allowance for doubtful accounts, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,868,000 and $2,629,000 at March 2008 and December 2007, respectively.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the Company’s acquired subsidiaries. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Pursuant to SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. Pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of March 2008.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Share-Based Compensation
The Company adopted the fair value method of accounting pursuant to SFAS 123 (revised 2004), Share-Based Payments for all issuances of restricted stock and stock options beginning in 2006 and applied it to the options issued in 2007. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
Warrant and Conversion Feature Valuation
The Company applied the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in the convertible debt, mandatorily redeemable convertible preferred stock and common stock. Accordingly, the Company recorded a warrant and conversion feature liability upon the issuance of common stock, mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued in March 2006 and September 2007. The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions.
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
Business Combinations
The Company utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. The Company recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value and whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.
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
In February 2007, the FASB issued SFAS 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157 — Fair Value Measurements. The statement is effective for our fiscal year beginning in 2008. At March 2008, we did not elect to adopt the provisions of SFAS 159.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As previously mentioned, we adopted SFAS 157 on January 1, 2008, which did not have a material impact on our consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. We do not expect the SFAS 157 related guidance to have a material impact on our consolidated financial statements.
3. Credit Facility
CapitalSource Agreement
On February 28, 2007, the Company and its subsidiaries entered into a Credit and Security Agreement (“the CS facility”) with CapitalSource Finance LLC (“CapitalSource”). The CS facility provided for a revolving line of credit and letters of credit collateralized by the Company’s eligible accounts receivable, as defined in the CS facility, with a borrowing capacity of $18 million. The facility also provided for up to $12 million borrowing under a term note. Beginning June 30, 2007 payments of $875,000 on the term note were payable quarterly. Additionally, 75% of the Company’s free cash, as defined in the facility, from

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
each year beginning with 2007, was due in April of the following year. Any proceeds from the disposition of assets, recoveries under insurance policies and the sale of debt or equity securities, unless such sales or issuances were approved by CapitalSource, were to be applied to repay the facility. Interest on the line of credit was payable at prime rate plus 2.25% or the applicable 30, 60 or 90-day LIBOR plus 3.5%. A fee of 0.5% per annum is payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 was charged. The term note bore interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0%. At March 2008 and December 2007, the outstanding balance of the term note was $5,743,000 and $9,375,000 and borrowing availability under the revolving line of credit was $5,241,000 and $7,722,000, respectively.
In February 2007, the Company funded $10,750,000 on the revolving line of credit and $12,000,000 on the term note in connection with the acquisition of Career Blazers and the payment in full of all outstanding amounts owed to our then senior lender, Wells Fargo Bank (“Wells Fargo”). We paid a closing fee of $510,000 upon funding.
In connection with the stock subscription agreement, as explained below, the cash proceeds of $2,757,000 received were used initially to pay down the revolving line of credit. The Company paid down the term loan by this amount in March 2008. The facility was to have expired in December 2010.
The CS facility included various financial and other covenants, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the facility contained a provision that allowed the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurred. We were in default of our loan covenants as of December 2007 and March 2008 with regard to minimum EBITDA requirements. We began negotiations with CapitalSource in December 2007 to amend the CS facility in order to cure the default. CapitalSource continued to fund our liquidity requirements pending either a payoff or amendment of the facility. As a result of not curing the default and not yet closing on the new facility prior to the filing of our Form 10-K, the Company reclassified its debt owed to CapitalSource to current portion of long-term debt - credit facility in the accompanying consolidated condensed balance sheet as of December 2007.
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
In April 2008, in conjunction with the closing of the Wells Fargo 2008 Agreement, as described below, we paid in full the outstanding balances owed to CapitalSource, in the amount of $14,096,000, including an early retirement fee of $49,000, and terminated the underlying credit and security agreement. In addition, we recognized additional interest of $471,000 related to unamortized loan fees. In connection with the pay off of the CapitalSource facility, we collateralized one letter of credit, with an expiration date of December 31, 2008, in the amount of $192,000 with $202,000 of cash.
Wells Fargo 2008 Agreement
On April 29, 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“2008 facility”) with Wells Fargo for a revolving line of credit and letters of credit collateralized by our subsidiaries eligible accounts receivable as defined in the 2008 facility, which provides for a borrowing capacity of $26 million, including up to $6 million under a term note. Borrowing under the term note may be funded in increments during the first twelve months of the agreement. The term note is payable in monthly installments (currently $213,000), based upon the amount funded, plus interest beginning in May 2008 and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the 2008 facility, from each year beginning with 2008, is due in April of the following year. The term note bears interest at prime rate plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit is payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums. A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee will be charged. We paid a closing fee of $50,000 to Wells Fargo. The 2008 facility expires in April 2011.
We borrowed $9,996,000 on the revolving line of credit and $4,100,000 on the term note in connection with the payment in full of all outstanding amounts owed to CapitalSource. As a result of entering into the 2008 facility, the Company reclassified $2,221,000, the amount of debt repayable after one year, to long-term debt — credit facility in the accompanying consolidated condensed balance sheets as of March 2008.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In addition to the repayment of the loan from CapitalSource, the proceeds of the 2008 facility can be used to repurchase our senior secured convertible notes and for ongoing working capital needs. As further explained below, we repurchased $3,000,000 of senior secured convertible notes on May 9, 2008 for $2,850,000 plus accrued interest. We borrowed $1,000,000 on the term note and the remainder on the revolving line of credit.
This agreement requires certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and contains a provision that allows the lender to call the outstanding balance of the line of credit and term note if any material adverse change in the business or financial condition of Holdings were to occur. The agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties including a fixed charge coverage ratio, annual capital expenditure limitations and restrictions on the payment of dividends.
4. Other Long Term Liabilities
Other long-term liabilities consisted of accrued rent related to landlord leasehold incentives, amortizable over the remaining terms of the respective lease and abandoned property lease payments due over the remaining terms of the respective lease.
5. Convertible Notes
At March 2008, the Company had $24 million aggregate principal amount of senior secured convertible notes outstanding. The convertible notes are stated net as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly. In connection with the asset purchase agreement of Career Blazers, the Company agreed to temporarily increase from 8.0% to 9.5% the interest rate and premium paid on the senior secured convertible notes beginning on February 28, 2007 and ending on the date on which the Company had made the requisite $5 million minimum offering of common stock or the stand-by-purchasers satisfied their commitment to purchase an aggregate of $3 million of common stock in lieu thereof (the “back-stop”). The stand-by purchasers completed the back-stop stock purchase effective September 30, 2007 and the interest rate on the senior secured convertible debt reverted to 8% from 9.5% beginning on October 1, 2007.
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
If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at the Company’s option in cash, equal to the present value of the interest that would have accrued from the redemption date through the third anniversary of the issuance date. The Company’s stock is not currently trading at 200% of the conversion price. A note holder may not convert the Company’s convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require the Company to redeem its notes upon an event of default under the notes or upon a change of control (as defined in the notes), in each case at a declining premium (currently 15%) over the principal amount of notes being redeemed. The Company may redeem the notes after the 60th day prior to the third anniversary of the closing of the recapitalization if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If the Company so redeems the notes, the Company must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. The senior secured convertible notes agreement includes various covenants with which the Company must comply, including the ratio of indebtedness to consolidated EBITDA, as defined.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Senior secured subordinated notes consisted of the following at:

		March	December
		2008	2007

Non Related Party	Principal	$21,953,000	$21,953,000
	Discount	(6,730,000)	(7,222,000)

	Net	$15,223,000	$14,731,000

Related Party	Principal	2,038,000	2,060,000
	Discount	(625,000)	(677,000)

	Net	$1,413,000	$1,383,000

Effective April 29, 2008, in consideration for the signing of a new subordination agreement by the holders of our senior secured convertible notes with Wells Fargo with respect to the 2008 facility as described above, we entered into the Agreement to Enter into a New Subordination Agreement (“Agreement”) with the holders. Under this Agreement, we have agreed to make, and made, an offer to repurchase, pro rata from the holders, on or before May 9, 2008 (the “Repurchase Date”) at least $3,000,000 aggregate principal amount of notes at a price equal to 95% of the principal amount thereof plus interest accrued through the Repurchase Date. Each holder wishing to sell notes has delivered a completed Repurchase Election Form to us. To the extent that a holder elected to have less than its pro rata share of notes repurchased, other holders have elected to have us purchase such amounts from them on a pro rata basis. Accordingly, we repurchased $3,000,000 of Notes on May 9, 2008 for $2,850,000 plus accrued interest, including $157,000 from certain officers, directors and employees. We utilized borrowings under the 2008 facility to fund the purchase.
We have also agreed we will not repurchase notes other than: (i) as described above or (ii) pursuant to an additional note repurchase program for up to $3,000,000 aggregate principal amount of notes at the same price and on the same terms set forth above. Following completion of the second repurchase program, we may negotiate with each holder individually with respect to the terms, if any, of additional note repurchases.
6. Stockholders’ Equity
Preferred stock
The Company issued 12,750 shares of our Series A mandatorily redeemable convertible preferred stock on March 31, 2006 at a purchase price of $1,000 per share. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the face amount plus a premium calculated at an annual rate of 8% (as adjusted and subject to temporary adjustment as described below) from issuance to maturity. Upon liquidation, the Company’s preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum (subject to temporary adjustment as described below) of the face amount, and will thereafter share ratably with the Company’s common stockholders in the distribution of the remaining assets. On February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of the Company’s senior debt and amendment of the convertible notes, the Company amended the certificate of designations, rights, and preferences of the Series A mandatorily redeemable convertible preferred stock to increase the premium rate paid on the preferred stock from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which the Company had issued at least $5 million of common stock for cash or the date on which certain stand-by-purchasers purchased an aggregate of $3 million of the newly issued common stock. The Stand-By Purchasers completed the stock purchase effective September 30, 2007 and the interest rate on the Series A mandatorily redeemable convertible preferred stock reverted to 8% from 9.5% beginning on October 1, 2007.
The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into an amount of shares of the Company’s common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% (subject to temporary adjustment as described above) from issuance to maturity, by a conversion price, subject to adjustment upon certain events. The original conversion price upon issuance on March 31, 2006 was $5.75 per share. The issuance of the common stock and warrants effective March 2008 caused an automatic adjustment in the conversion price of the Series A mandatorily redeemable convertible preferred stock to $4.07 per share. The adjustment was made automatically and in such a manner as provided for by the terms of the Series A mandatorily redeemable convertible preferred stock. A stockholder may not convert the Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of the convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.

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
Series A mandatorily redeemable convertible preferred stock consisted of the following at:

	March	December
	2008	2007

Principal and premium	$14,913,000	$14,657,000
Discount	(9,678,000)	(10,069,000)

Net	$5,235,000	$4,588,000

Warrants to purchase common stock
On March 31, 2006, Holdings issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. The Company also issued warrants to purchase our common stock to our placement agent in the recapitalization (collectively “recapitalization warrants”). In September 2007, we issued 1,838,339 warrants to certain stand-by purchasers under the back-stop.
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
7. Warrant and Conversion Feature Valuation
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
8. Income Taxes
The Company has established a valuation allowance of $1,027,000 against our net deferred tax assets as of March 2008 and December 2007. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets related to certain state net operating loss carry forwards should remain subject to an allowance until the Company has forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the three months of 2008 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and FICA tip credits.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
9. Stock Options
In 2006, Holdings established the Global Employment Holdings, Inc. 2006 Stock Plan (“the 2006 Stock Plan”). The purpose of the 2006 Stock Plan is to: (i) promote the interests of the Company and its stockholders by strengthening Holding’s ability to attract, motivate and retain employees, officers, consultants and members of the board of directors; (ii) furnish incentives to individuals chosen to receive awards of Holding common stock under the plan because they are considered capable of responding by improving operations and increasing profits or otherwise adding value to Holding; and (iii) provide a means to encourage stock ownership and proprietary interest in Holding to valued employees, members of the board of directors and consultants upon whose judgment, initiative, and efforts the continued financial success and growth of our business largely depend.
The aggregate number of shares of common stock that may be issued, transferred or exercised pursuant to Awards under the 2006 Stock Plan will not exceed 2,100,000 shares of common stock, of which 1,750,000 shares may only be granted to employees and consultants and 350,000 shares may only be granted to non-employee directors. Our stockholders will be asked to approve an increase in the number of shares which may be granted to 4,051,000 and 756,000, respectively, at the 2008 annual meeting of stockholders. Awards under the 2006 Stock Plan may be stock options or stock grants. Vesting of equity instruments issued under the Stock Incentive Plan is determined on a grant-by-grant basis, but typically vest over a three-year period and expire within 10 years of issuance.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model based on various assumptions. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. We will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The Company uses historical data to estimate employee termination within the valuation model; separate groups of employees that have similar historical termination behavior are considered separately for valuation purposes. The Company has elected to use the “plain vanilla” method to estimate expected term, and has applied it consistently to all “plain vanilla” employee share options. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We believe these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
During the three months ended March 2007, there were 1,001,359 stock options granted, net of 21,802 forfeitures, under the 2006 Plan. The fair value of options granted under these plans during the three months ended March 2007, ranged from $3.04 to $3.31, with a weighted-average fair value of $3.09, based upon post modification factors. There were no grants during the 1st quarter of 2008. As of March 2008, there were 1,495,540 grants outstanding at a weighted average exercise price of $2.97 and weighted average fair value of $2.58 and 534,334 grants were fully vested with an intrinsic value of $28,500. 4,000 grants were forfeited during the 1st quarter of 2008.
The compensation cost that has been charged against income for this plan was $314,000 and $723,000 for the three months ended March 2008 and 2007, respectively and $81,000 of deferred tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements during 2008.
As of March 2008, there was $1,629,000 of unrecognized compensation cost related to nonvested options granted under the 2006 Stock Plan.
In April 2008, the Company granted 480,000 options to certain officers and employees and 126,802 options to three board members and 30,250 options were forfeited.
10. Other Intangible Assets
As of March 2008 and December 2007, intangible assets, net, in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, temporary employee data base, customer relationships, customer contracts and customer lists related to the acquisition of Career Blazers.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Amortization expense on intangible assets for the three months ended March 2008 and 2007 was $519,000 and $207,000, respectively. As of March 2008 and December 2007, accumulated amortization on intangible assets was $2,474,000 and $1,955,000, respectively. The weighted average amortization period for the identifiable intangible assets is 4.0 years.
The $739,000 of goodwill recorded in the acquisition of Career Blazers is also deductible for tax purposes over a fifteen year period. The assets acquired and recorded are included in the staffing segment included in Note 11.
11. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. As a result of the acquisition of Career Blazers in February 2007, we added a significant amount of “payrolling” services, also referred to as contingency services, into our temporary staffing practice group. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Career Blazers is included in the staffing services segment. Our PEO services group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to customers. Staffing services are provided to customers throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States. One customer accounted for 16.7% of total revenue for the three months ended March 2008 (3.3% of gross profit). This customer is in the staffing services segment. No other customer accounted for more than 7% of revenues.
Segment information is as follows (unaudited):

	March 2008	March 2007

Staffing revenues	$37,637,000	$27,744,000
PEO revenues	$8,381,000	$8,877,000
Total company revenues	$46,018,000	$36,621,000

Staffing depreciation	$134,000	$36,000
PEO depreciation	$40,000	$41,000
Total company depreciation	$239,000	$136,000

Staffing amortization	$519,000	$207,000
PEO amortization	$—	$—
Total company amortization	$519,000	$207,000

Staffing income before income taxes	$1,536,000	$1,420,000
PEO income before income taxes	$1,294,000	$1,606,000
Total company income (loss) before income taxes	$(404,000)	$810,000

Staffing assets	$45,260,000	$41,136,000
PEO assets	$35,825,000	$32,856,000
Total company assets	$69,798,000	$71,382,000

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	March 2008	March 2007

Staffing goodwill and intangibles	$12,341,000	$14,644,000
PEO goodwill and intangibles	$12,090,000	$12,090,000
Total company goodwill and intangibles	$24,431,000	$26,734,000

Staffing capital expenditures	$65,000	$25,000
PEO capital expenditures	$12,000	$51,000
Total company capital expenditures	$131,000	$162,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing customers, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the SEC, including our annual report on Form 10-K under the Section “Risk Factors” as filed with the SEC on April 15, 2008. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Global Employment Holdings Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-Q.
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008 for a more detailed discussion of our critical accounting policies. The only significant change to our critical accounting policies relates to the adoption of SFAS 157 in 2008, which has been discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.
NEW ACCOUNTING STANDARDS
See the “New Accounting Standards” section within Note 2, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three months ended
	March 2008		March 2007

REVENUES, net	100.0%		100.0%
COST OF SERVICES	75.8%		72.2%

GROSS PROFIT	24.2%		27.8%

OPERATING EXPENSES
Selling, general and administrative	20.2	% (a)	23.8	% (b)
Depreciation and amortization	1.6%		0.9%

Total operating expenses	21.8%		24.7%

OPERATING INCOME	2.4%		3.0%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-4.6%		-6.0%
Fair market valuation of warrant and conversion liability	1.4%		6.2%
Other income (expense)	0.0%		-1.1%

Total other expense, net	-3.2%		-0.8%

INCOME (LOSS) BEFORE INCOME TAXES	-0.8%		2.2%

INCOME TAX (BENEFIT)	-0.5%		-0.5%

NET INCOME (LOSS)	-0.3%		2.7%

(a)	Includes $314,000 of share-based compensation expense (<1%)

(b)	Includes $723,000 of share-based compensation expense (2%)
We report PEO revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues is as follows:

	Gross reporting		Net reporting
	method	Reclassification	method

For the quarter ended March 2008
Revenues, net	$142,959,000	$(96,941,000)	$46,018,000
Cost of services	(131,825,000)	96,941,000	(34,884,000)

Gross profit	$11,134,000	$—	$11,134,000

For the quarter ended March 2007
Revenues, net	$135,222,000	$(98,601,000)	$36,621,000
Cost of services	(125,045,000)	98,601,000	(26,444,000)

Gross profit	$10,177,000	$—	$10,177,000

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 2008 AND MARCH 2007
These operational results were achieved during periods in which there were growing concerns about the macro-economic environment including a weakening economy with declining GDP growth and increasing jobless claims. The economic uncertainties in which we currently operate make it challenging for us to predict the near-term future and a U.S. recession, if it should occur, could have a significant adverse impact on our business.
We believe that some of the initiatives undertaken during the last several years such as restructuring both our back office and field operations and upgrading our corporate systems and technology have increased our operating efficiencies, thereby enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.
Our plan is to focus our organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. Further, we plan to seek strategic acquisitions which will provide either geographic or business line opportunities. We believe this focus will enhance shareholder value in future years.
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements for the full quarter of 2008 and one month of the three month period ended March 2007.
Revenues
We experienced mixed revenue growth in 2008 over 2007. Overall net revenues increased 25.7%. The year-over-year revenue growth is primarily attributable to additional revenue from the acquisition of Career Blazers, an increase in the number of billed hours in the commercial division of the staffing services segment and increased permanent placements, offset by a decrease in average worksite employees at the PEO services segment and the number of billed hours in the professional division of the staffing services segment. One customer accounted for 16.7% of total revenue for the three months ended March 2008 (3.3% of gross profit). This customer is in the contingency staffing division of the staffing services segment. No other customer accounted for more than 7% of revenues.
Revenues by division as a percent of total revenues are as follows:

	March	March
	2008	2007

PEO	18.2%	24.2%
Staffing:
Commercial	38.2%	37.9%
Professional	16.2%	21.4%
Contingency	22.1%	11.0%
Permanent Placement	5.3%	5.5%

Total	100.0%	100.0%

Staffing services segment revenues increased 35.7%. Permanent placement fee revenues (included in staffing segment revenues) increased 21.8%. The year-over-year revenue growth is primarily attributable to the following factors:
•	Additional revenue from the acquisition of Career Blazers of $7.8 million;

•	22.5% increase in the number of billed hours in the commercial division of the staffing services segment, offset by;

•	27.0% decrease in the number of billed hours in the professional division of the staffing services segment, excluding Career Blazers
The professional division revenues reflect reduced demand for staffing services as customers were affected by weaker economic conditions and a reduction in our clinical research customer usage due to customer funding reductions.

PEO services segment net revenues decreased 5.6%. The decrease was due to a 4.7% decrease in the average number of worksite employees and a decrease in billed worker’s compensation premium, offset by a 3.7% increase in average wages per employee. The decline in average worksite employees was due, in part, to the loss of residential construction jobs and economic softness in the Florida market. The decline in worker’s compensation premium was due largely to a state mandated reduction in statutory rates.
Gross profit and gross margin percentage
Gross profit increased 9.4% due to the additional revenue of Career Blazers, an increase in staffing consulting and temporary revenues, as well as increased permanent placement fees, offset by a decrease in PEO revenues and gross margin percentage. Staffing segment gross profit increased 21.2%. PEO services segment gross profit decreased 9.8%.
Our consolidated gross margin percentage decreased due a to larger percentage of our consolidated revenues coming from our lower margin contingency staffing division and the commercial staffing line of business offset by higher permanent placement fees and favorable changes in burden rates.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased from 18.0% to 14.2% primarily due to the additional lower margin contingency staffing and the mix of business between higher margin IT staffing and lower margin clerical staffing.
Gross margin percentage for the commercial staffing division changed slightly from 15.9% to 15.2% due to lower permanent placement fees, offset by slightly favorable workers’ compensation burden.
Gross margin percentage for the PEO segment decreased from 44.7% to 42.7% primarily due to the statutory workers’ compensation rate reductions offset by an increase in average salary per worksite employee and slightly favorable burden rates.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by economic conditions, changes in statutory unemployment rates as well as workers’ compensation cost, which may be negatively affected by unanticipated adverse claim losses.
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
SG&A expenses increased 6.4%. The increase is primarily the result of the additional two months expense of Career Blazers, salaries, commissions and bonuses due to higher field headcount generating higher revenues, new branch openings and expenses related to being a publicly-traded company. SG&A as a percent of revenues decreased from 23.8% to 20.2%. We expect increases in SG&A expenses in 2008 from levels experienced in 2007, due to additional headcount, new branch openings and share-based compensation.
Depreciation and amortization
Depreciation expense increased $103,000 reflecting capital requirements of the Company. We anticipate depreciation expense in 2008 to remain consistent with 2007. Amortization increased $312,000 due to a full three months expense in 2008 vs. one month in 2007 related to the addition of identifiable intangible assets in the acquisition of Career Blazers.
Other expense
In 2007 we recorded $395,000 related to the extinguishment of our loan facility with Wells Fargo Bank in February 2007.

Interest Expense
Other interest expense, net, decreased $71,000. The decrease was primarily due to lower average outstanding balances on our senior credit facility in 2008 compared to 2007. We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant and conversion liability of $630,000 and $2,280,000 for 2008 and 2007, respectively. The reduction was primarily the result of changes in interest rates, stock prices, the estimated term of the underlying financial instruments and volatility factors.
Income Taxes
Income tax benefit attributable to income from operations for the three months ended March 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of the share-based compensation, FICA tip credits, preferred stock accretion and amortization and income related to the fair market valuation of the warrant and conversion liability.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. Please see the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 2008 and 2007 for a more detailed description of our cash flows. The Company is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) investing in our infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions, and (iv) reducing the outstanding balance of our debt. Our operating cash flows and credit line have historically been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.
Operating Activities
The significant variations in cash provided by operating activities and net income or loss are principally related to adjustments for certain non-cash charges such as depreciation and amortization expense, share-based compensation and fair market valuation of warrant and conversion features. These adjustments are more fully detailed in our Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 2008 and 2007.
Net cash provided by operating activities increased $315,000 over 2007.
Accounts receivable represented 87% and 86% of current assets as of March 2008 and December 2007, respectively. Our trade accounts receivable balance increased 1.5% from December 2007.
Investing Activities
Capital expenditures were $131,000 in 2008 compared to $162,000 in 2007 and were primarily related to acquisition of computer related equipment, leaseholds and furniture. In 2007, we utilized $9,600,000 for the acquisition of Career Blazers.
Financing Activities
Our cash position is determined after considering outstanding checks (“bank overdrafts”) issued against cash balances maintained at the corresponding bank.
The net increase on our line of credit was primarily related to the repayments on our bank term note in 2008 and the acquisition of Career Blazers in 2007.
Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.

On April 29, 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“2008 facility”) with Wells Fargo Bank (“Wells Fargo”) for a revolving line of credit and letters of credit collateralized by our subsidiaries eligible accounts receivable as defined in the 2008 facility, which provides for a borrowing capacity of $26 million, including up to $6 million under a term note. Borrowing under the term note may be funded in increments during the first twelve months of the agreement. The term note is payable in monthly installments (currently $213,000), based upon the amount funded, plus interest beginning in May 2008 and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the 2008 facility, from each year beginning with 2008, is due in April of the following year. The term note bears interest at prime rate plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit is payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums. A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee will be charged. We paid a closing fee of $50,000 to Wells Fargo. The 2008 facility expires in April 2011.
We borrowed $9,996,000 on the revolving line of credit and $4,100,000 on the term note in connection with the payment in full of all outstanding amounts owed to CapitalSource.
In addition to the repayment of the loan from CapitalSource, the proceeds of the 2008 facility can be used to repurchase our senior secured convertible notes and for ongoing working capital needs. We repurchased $3,000,000 of senior secured convertible notes on May 9, 2008 for $2,850,000 plus accrued interest, including $157,000 from certain officers, directors and employees. We borrowed $1,000,000 on the term note and the remainder on the revolving line of credit under the 2008 facility.
Borrowing availability under the revolving line of credit was $1,573,000 and availability under the term note was $900,000 as of May 11, 2008.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.
COMMITMENTS
We have not entered into any other significant commitments that have not been previously disclosed in our annual report on Form 10-K for the year ended December 30, 2007 as filed with the SEC on April 15, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from transactions that we enter into in the normal course of business. Our primary risk exposure relates to interest rate risk.
Our 2008 facility provides for a revolving line of credit in the maximum amount of $20 million and a $6 million term loan. Based on current outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $280,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.
The valuation of the warrant and conversion liability requires the use of the volatility of our stock as well as long-term interest rates. Because our stock has not developed a long term volatility factor, we have utilized daily historical closing stock prices of comparable companies to determine a volatility factor. Changes in the stock prices and volatility, as well as changes in interest rates, has had and may have a significant non-cash impact on the warrant and conversion valuation and net income in future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 30, 2008, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that as of March 30, 2008, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses, our company’s unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, the following material weaknesses in internal control over financial reporting existed as of March 30, 2008:
Control Activities
We formalized the review, documentation and follow-up of key balance sheet account analyses and reconciliations. We also developed a review checklist and verification process with our accounting consulting firm to increase the level of their involvement in key accounting issues, including the calculation of earnings per share. However, we were not able to test an adequate sample related to these key internal controls to determine if they were fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process.
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, except as noted above, management has concluded that no other changes have occurred.
Inherent Limitations of Internal Control over Financial Reporting
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
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
This quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K as filed on April 15, 2008. From time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. As of the date of this report, management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K, filed April 15, 2008 under PART 1, Item 1A., “Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit #	Description

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: May 14, 2008	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description	Reference

10.1	Credit and Security Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.2	$20,000,000 Revolving Promissory Note	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.3	$6,000,000 Term Note	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.4	Pledge Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.5	Patent and Trademark Security Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.6	Copyright Security Agreement	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.7	Guarantee	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.8	Guarantor Security Agreement	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.9	Subordination Agreement	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

10.10	Agreement to Enter into New Subordination Agreement	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-51737).

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith