Form 10-Q
period 2008-06-29
Global Employment Holdings, Inc.
filed 2008-08-13
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 29, 2008, the total number of outstanding shares of our Common Stock ($.001 par value) was 10,548,330.

GLOBAL EMPLOYMENT HOLDINGS, INC.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	June	December
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,000	$330,000
Restricted cash	202,000	—
Accounts receivable, net	27,086,000	27,784,000
Deferred income taxes	1,214,000	1,809,000
Prepaid expenses and other current assets	2,284,000	2,344,000

Total current assets	30,805,000	32,267,000

Property and equipment, net	2,468,000	2,040,000
Deferred income taxes	9,868,000	8,406,000
Other assets, net	1,299,000	1,823,000
Intangibles, net	4,831,000	5,463,000
Goodwill	19,487,000	19,487,000

Total assets	$68,758,000	$69,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$1,153,000	$1,220,000
Accounts payable	284,000	343,000
Accrued liabilities	23,332,000	23,737,000
Current portion of long-term debt — credit facility	2,550,000	9,375,000
Line of credit	12,213,000	6,735,000

Total current liabilities	39,532,000	41,410,000

Other long-term liabilities	813,000	601,000
Warrant and conversion liability	830,000	5,568,000
Warrant and conversion liability due to related parties	66,000	222,000
Long-term debt — credit facility	2,338,000	—
Long-term debt — convertible notes, net	13,696,000	14,731,000
Long-term debt — convertible notes, due to related parties, net	1,341,000	1,383,000
Mandatorily redeemable preferred stock, net	5,471,000	4,588,000
Mandatorily redeemable preferred stock, due to related parties, net	415,000	—

Total liabilities	64,502,000	68,503,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $.001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in 2008 and 2007. Included above under mandatorily redeemable preferred stock, net
Common stock, $.001 par value, 40,000,000 shares authorized; 10,555,010 issued, 10,548,330 outstanding in 2008 and 2007	1,000	1,000
Treasury stock, at cost, 6,680 shares in 2008 and 2007	—	—
Additional paid in capital	34,079,000	33,418,000
Accumulated deficit	(29,824,000)	(32,436,000)

Total stockholders’ equity (deficit)	4,256,000	983,000

Total liabilities and stockholders’ equity (deficit)	$68,758,000	$69,486,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	June	June	June	June
	2008	2007	2008	2007

REVENUES, net	$89,328,000	$80,960,000	$43,310,000	$44,338,000
COST OF SERVICES	66,676,000	58,924,000	31,792,000	32,479,000

GROSS PROFIT	22,652,000	22,036,000	11,518,000	11,859,000

OPERATING EXPENSES
Selling, general and administrative	18,660,000	18,210,000	9,375,000	9,476,000
Depreciation and amortization	1,370,000	1,097,000	612,000	753,000

Total operating expenses	20,030,000	19,307,000	9,987,000	10,229,000

OPERATING INCOME	2,622,000	2,729,000	1,531,000	1,630,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(4,746,000)	(4,925,000)	(2,625,000)	(2,356,000)
Fair market valuation of warrant and conversion liability	4,694,000	11,783,000	4,064,000	9,503,000
Other (expense)	(636,000)	(18,000)	(632,000)	(17,000)

Total other income (expense), net	(688,000)	6,840,000	807,000	7,130,000

INCOME BEFORE INCOME TAXES	1,934,000	9,569,000	2,338,000	8,760,000

INCOME TAX (BENEFIT)	(678,000)	(209,000)	(443,000)	(28,000)

NET INCOME	$2,612,000	$9,778,000	$2,781,000	$8,788,000

Basic earnings per share of common stock	$0.25	$1.62	$0.26	$1.46

Weighted average number of basic common shares outstanding	10,548,330	6,023,752	10,548,330	6,023,752

Diluted earnings per share of common stock	$0.22	$0.97	$0.19	$0.77

Weighted average number of diluted common shares outstanding	15,811,438	12,715,186	19,345,180	13,126,258
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Six months ended June 2008

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at December 2007	$—	—	$1,000	10,555,010	$—	(6,680)	$33,418,000	$(32,436,000)	$983,000
Share-based compensation	—	—	—	—	—	—	661,000	—	661,000
Net income	—	—	—	—	—	—	—	2,612,000	2,612,000

Balances at June 2008	$—	—	$1,000	10,555,010	$—	(6,680)	$34,079,000	$(29,824,000)	$4,256,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended
	June	June
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,612,000	$9,778,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	438,000	285,000
Amortization of intangibles	932,000	812,000
Amortization of debt discount and issuance costs	1,728,000	1,206,000
Bad debt expense	119,000	39,000
Deferred taxes	(867,000)	(344,000)
Accretion of preferred stock	510,000	577,000
Amortization of warrant discount on preferred stock	788,000	674,000
Stock-based compensation	661,000	927,000
Fair market valuation of warrant and conversion liability	(4,694,000)	(11,783,000)
Loss on debt extinguishment	636,000	—
Changes in operating assets and liabilities:
Accounts receivable	579,000	(1,224,000)
Prepaid expenses and other	2,000	(812,000)
Accounts payable	(59,000)	(283,000)
Accrued expenses and other liabilities	(828,000)	3,454,000

Net cash flows provided by operating activities	2,557,000	3,306,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(231,000)	(398,000)
Acquisitions, net of cash and cash equivalents acquired	(300,000)	(9,600,000)

Net cash flows used in investing activities	(531,000)	(9,998,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(67,000)	(372,000)
Restricted cash	(202,000)	—
Net borrowings on revolving credit facility	5,478,000	864,000
Borrowings on term note	5,100,000	12,000,000
Repayments of term note	(9,587,000)	(4,625,000)
Debt issuance costs	(189,000)	(737,000)
Repurchase of convertible debt	(2,870,000)	—

Net cash flows provided by (used in) financing activities	(2,337,000)	7,130,000

Net increase in cash and cash equivalents	(311,000)	438,000
Cash and cash equivalents, beginning of period	330,000	58,000

Cash and cash equivalents, end of period	$19,000	$496,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$133,000	$237,000

Cash paid during the period for interest	$1,782,000	$2,057,000

Supplemental Disclosure of Non-Cash Information
Landlord leasehold incentives recorded as leasehold improvements	$501,000	$—

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
The results for the three and six months ended June 2008 are not necessarily indicative of the results to be expected for the full year or any other period.
Global Employment Holdings, Inc. or Holdings, was formed in Delaware in 2004. In March 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solution’s, or GES, outstanding equity securities. Also in March 2006, GES entered into a merger agreement with a wholly owned subsidiary of ours, resulting in GES being 100% owned by us. Holdings did not have any operations before March 2006. GES was formed in 1998 and developed its platform and scale through a series of acquisitions of staffing and PEO businesses during 1998 and 1999.
In February 2007, Holdings closed the asset purchase agreement with Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and Cape Success LLC, collectively referred to as Career Blazers. In June 2008, Holdings purchased specified assets of a staffing services provider located near Atlanta, Georgia (the “Georgia acquisition”).
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
Fiscal Periods
The Company’s fiscal year is based on a 52/53-week cycle ending on the Sunday closest to each calendar year end. Consequently, the 2nd quarter of 2008 ended on June 29; fiscal 2007 ended on December 30, 2007; and the 2nd quarter of 2007 ended on July 1, 2007. Our balance sheet dates are referred to herein as June 2008 and December 2007. Our fiscal periods are referred to herein as June 2008 and June 2007. For the six months and each quarter in 2008 and 2007, the Company had 26 and 13 week periods, respectively.
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
Restricted cash
Restricted cash relates to funds collateralizing a letter of credit, with an expiration date of December 31, 2008, in the amount of $192,000.
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
The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and valuation of the warrant and conversion liability. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our bank debt approximates fair value due to the variable nature of the interest rates under our Credit Facility and current rates available to the Company for term debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock as well as stock options granted to employees and directors are valued at estimated fair market value utilizing a Black-Scholes option pricing model. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
In January 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For valuation techniques using a fair-value hierarchy, the Company has determined that its warrant and conversion liability falls into the Level 2 category, which values the liability using quoted prices and other inputs for similar liabilities in active markets that are observable either directly or indirectly. The fair market value of the warrant and conversion liability is reported as a derivative and is included in long term liabilities on the consolidated condensed balance. Changes in the fair market value are included in other income in the consolidated condensed statements of operations. The fair market valuation factors and assumptions in computing the warrant and conversion liability are further discussed below.
There were no assets or liabilities where Level 1 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.
Revenue Recognition
Our PEO revenues consist of amounts received or receivable under employee leasing customer service agreements. Amounts billed to PEO customers include actual wages of employees dedicated to each work-site and related payroll taxes paid by us, a contractual administrative fee, and workers’ compensation and health care charges at rates provided for in the agreements. PEO gross profit includes the administrative fees earned plus the differential in amounts charged to customers for workers’ compensation coverage and unemployment insurance for worksite employees and the actual cost of the insurance to us. Based on the subjective criteria established by EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record PEO revenues net, having determined that this better reflects the substance of the transactions between us and our PEO customers. We believe this provides greater comparability to the financial results within the industry. In addition, we believe it will better focus us on, and allow investors to better understand, the financial results of our business. Revenues relating to earned but unpaid wages of work-site employees at the end of each period are recognized as unbilled accounts receivable and revenues, and the related direct payroll costs are accrued as earned by the worksite employees. Subsequent to the end of each period, such wages are paid and the related revenue is billed. Healthcare billings are concurrent with insurance provider billings. All billings for future healthcare coverage are deferred and recognized over the proper service dates, usually less than one calendar month.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Temporary service and contingency revenues are recognized as our employees render services to customers. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Provisions for sales allowances, based on historical experience, are recognized at the time the related sale is recognized.
All revenues are earned in the United States.
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Certain securities were excluded from the calculation of dilutive earnings (loss) per share for the periods presented below as the effect of the assumed exercise or conversion would be anti-dilutive and are presented below:

	Six months ended		Three months ended
	June	June	June	June
	2008	2007	2008	2007

Options	2,072,092	992,346	2,072,092	992,346
Warrants	112,440	3,294,514	112,440	3,294,514
Preferred stock	3,695,355	—	—	—

Total	5,879,887	4,286,860	2,184,532	4,286,860

A reconciliation of basic and diluted net income and weighted average common shares outstanding for the periods indicated is presented below:

	Six months ended		Three months ended
	June	June	June	June
	2008	2007	2008	2007

Basic Net Income	$2,612,000	$9,778,000	$2,781,000	$8,788,000
Convertible debt interest and amortization, net of tax	1,295,000	1,343,000	628,000	681,000
Loss on debt repurchase, net of tax	319,000	—	319,000	—
Make whole conversion interest, net of tax	(772,000)	—	(772,000)	—
Preferred stock accretion and amortization	—	1,251,000	651,000	619,000

Diluted Net Income	$3,454,000	$12,372,000	$3,607,000	$10,088,000

Weighted average number of basic common shares outstanding	10,548,330	6,023,752	10,548,330	6,023,752
Impact of the assumed conversion or exercise of:
Convertible notes	5,263,108	3,880,960	5,070,268	3,880,960
Convertible debt make whole (a)	—	384,740	—	769,481
Preferred stock	—	2,425,734	3,726,582	2,452,065

Weighted average number of diluted common shares outstanding	15,811,438	12,715,186	19,345,180	13,126,258

(a)	As more fully explained in Note 5, for 2008, the Company has assumed payment of the present value of interest under a redemptive event in cash.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Workers’ Compensation
The Company maintains guaranteed cost policies for workers’ compensation coverage in the states in which it operates, with minimal loss retention for employees in our commercial division of the staffing services segment. Under these policies the Company is required to maintain refundable deposits, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, of $1,843,000 and $1,774,000 as of June 2008 and December 2007, respectively.
The Company had established workers’ compensation collateral deposits to fund claims relating to our large deductible insurance program that existed from February 1999 through July 2002. These funds and earnings thereon were used to pay claims under this program. Amounts funded represented contractually agreed upon rates primarily based upon payroll levels and the related workers’ compensation class codes. As of June 2008, the funds assets had been fully utilized to pay claims. Future claim payments will come from working capital. As of June 2008 and December 2007, the estimated claims under this program were $2,037,000, and are reported within accrued liabilities in the accompanying consolidated condensed balance sheets. Our policy is to use the estimated undiscounted workers’ compensation claims associated with the large deductible insurance program when determining our obligation there under. These workers’ compensation claims are based upon an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy after deductibles ranging from $250,000 to $350,000 per occurrence, for injuries occurring on or before the applicable policy period end. The policy periods are also subject to aggregate reinsurance over specified limits. These claim estimates are continually reviewed by the Company’s risk management department and any adjustments are reflected in operations as a component of cost of services in the period of change, as they become known. Estimated losses may not be paid for several years and actual losses could differ from these estimates.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated net of an allowance for doubtful accounts of $385,000 and $476,000 at June 2008 and December 2007, respectively. The majority of the Company’s accounts receivable are due from customers of the Company for amounts due related to services provided under employee leasing client service agreements, temporary staffing or permanent placement fees. Credit is extended based on evaluation of a customer’s financial condition and underlying collateral or guarantees. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance for employee leasing and temporary staffing accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. Based on previous loss history, permanent placement allowances are established to estimate losses (returned placement revenues) due to placed candidates not remaining employed for the period guaranteed by the Company, which is normally 30 to 90 days. The Company writes-off accounts receivable when they become uncollectible against the allowance for doubtful accounts, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $3,066,000 and $2,629,000 at June 2008 and December 2007, respectively.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the Company’s acquired subsidiaries. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Pursuant to SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. Pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, we determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of June 2008.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 2008, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2004 through 2007 remain open to examination by the Internal Revenue Service of the United States.
Share-Based Compensation
The Company adopted the fair value method of accounting pursuant to SFAS 123 (revised 2004), Share-Based Payments for all issuances of restricted stock and stock options beginning in 2006 and applied it to the options issued in 2007 and 2008. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact the adoption of FSP 142-3 will have on our consolidated financial statements.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In February 2007, the FASB issued SFAS 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157 — Fair Value Measurements. The statement is effective for our fiscal year beginning in 2008. At June 2008, we did not elect to adopt the provisions of SFAS 159.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As previously mentioned, we adopted SFAS 157 on January 1, 2008, which did not have a material impact on our consolidated financial statements.
In February 2008, the FASB issued FSP No. 157-2. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. We do not expect the SFAS 157 related guidance to have a material impact on our consolidated financial statements.
3. Credit Facility
Wells Fargo 2008 Agreement
In April 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“2008 facility”) with Wells Fargo Bank (“Wells Fargo”) for a revolving line of credit and letters of credit collateralized by our subsidiaries eligible accounts receivable as defined in the 2008 facility, which provides for a borrowing capacity of $26 million, including up to $6 million under a term note. Borrowing under the term note may be funded in increments during the first twelve months of the agreement. The term note is payable in monthly installments (currently $213,000), based upon the amount funded, plus interest beginning in May 2008 and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the 2008 facility, from each year beginning with 2008, is due in April of the following year. The term note bears interest at prime rate (5% at August 11, 2008) plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit is payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums. A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee will be charged. We paid a closing fee of $50,000 to Wells Fargo. The 2008 facility expires in April 2011.
The Company borrowed $9,996,000 on the revolving line of credit and $4,100,000 on the term note in connection with the payment in full of all outstanding amounts owed to CapitalSource Finance LLC (“CapitalSource”), as explained below. In addition to the repayment of the loan from CapitalSource, the proceeds of the 2008 facility can be used to repurchase our senior secured convertible notes and for ongoing working capital needs. As further explained in Note 5, we repurchased $3,000,000 of senior secured convertible notes on May 9, 2008 for $2,850,000 plus accrued interest. We borrowed $1,000,000 on the term note and the remainder on the revolving line of credit. At June 2008, the outstanding balance of the revolving facility and term note was $12,213,000 and $4,888,000, respectively. Borrowing availability under the revolving facility and term note was $2,625,000 and $900,000, respectively as of June 2008.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CapitalSource Agreement
In February 2007, the Company and its subsidiaries entered into a Credit and Security Agreement (“the CS facility”) with CapitalSource. The CS facility provided for a revolving line of credit and letters of credit collateralized by the Company’s eligible accounts receivable, as defined in the CS facility, with a borrowing capacity of $18 million. The CS facility also provided for up to $12 million borrowing under a term note. Beginning June 30, 2007 payments of $875,000 on the term note were payable quarterly. Additionally, 75% of the Company’s free cash, as defined in the CS facility, from each year beginning with 2007, was due in April of the following year. Any proceeds from the disposition of assets, recoveries under insurance policies and the sale of debt or equity securities, unless such sales or issuances were approved by CapitalSource, were to be applied to repay the CS facility. Interest on the line of credit was payable at prime rate plus 2.25% or the applicable 30, 60 or 90-day LIBOR plus 3.5%. A fee of 0.5% per annum was payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 was charged. The term note bore interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0%. As noted above, the CS facility was paid in full in April 2008. The CS facility was to have expired in December 2010.
In April 2008, in conjunction with the closing of the 2008 facility, as described above, we paid in full the outstanding balances owed to CapitalSource, in the amount of $14,096,000, including an early retirement fee of $49,000, and terminated the underlying credit and security agreement. In addition, we recognized additional interest of $471,000 related to unamortized loan fees. In connection with the pay off of the CS facility, we collateralized one letter of credit issued by CapitalSource, with an expiration date of December 31, 2008, in the amount of $192,000 with $202,000 of cash.
In February 2007, the Company funded $10,750,000 on the revolving line of credit and $12,000,000 on the term note in connection with the acquisition of Career Blazers and the payment in full of all outstanding amounts owed to our then senior lender, Wells Fargo. We paid a closing fee of $510,000 upon funding. In connection with the stock subscription agreement, as explained below, the cash proceeds of $2,757,000 received were used initially to pay down the revolving line of credit. The Company paid down the term loan by this amount in March 2008.
At December 2007, the outstanding balance of the term note was $9,375,000 and borrowing availability under the revolving line of credit was $7,722,000.
The CS facility included various financial and other covenants, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the CS facility contained a provision that allowed the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurred. We were in default of our loan covenants as of December 2007 and March 2008 with regard to minimum EBITDA requirements. We began negotiations with CapitalSource in December 2007 to amend the CS facility in order to cure the default. CapitalSource continued to fund our liquidity requirements pending either a payoff or amendment of the CS facility. As a result of not curing the default and not yet closing on the new facility prior to the filing of our Form 10-K, the Company reclassified its debt owed to CapitalSource to current portion of long-term debt - credit facility in the accompanying consolidated condensed balance sheet as of December 2007.
The CS facility required certain customer payments to be paid directly to blocked lockbox accounts controlled by CapitalSource, providing, however, that absent the occurrence and continuation of an event of default, the Company could operate and transact business through the blocked accounts in the ordinary course of business, including making withdrawals from such accounts into a master deposit account maintained by the Company.
4. Other Long Term Liabilities
Other long-term liabilities consisted of accrued rent related to landlord leasehold incentives, amortizable over the remaining terms of the respective lease and abandoned property lease payments due over the remaining terms of the respective lease.
5. Convertible Notes
At June 2008, the Company had $21 million aggregate principal amount of senior secured convertible notes outstanding. The convertible notes are stated net as a result of recording a discount associated with the valuation of the detachable warrants and conversion feature. The discount will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly. In connection with the asset purchase agreement of Career Blazers, the Company agreed to temporarily increase from 8.0% to 9.5% the interest rate and premium paid on the senior secured convertible notes beginning on February 28, 2007 and ending on the date on which the Company had made the requisite $5 million minimum offering of common stock or the stand-by-purchasers satisfied their commitment to purchase an aggregate of $3 million of common stock in lieu thereof (the “back-stop”). The stand-by purchasers completed the back-stop stock purchase effective September 30, 2007 and the interest rate on the senior secured convertible debt reverted to 8% from 9.5% beginning on October 1, 2007.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The notes are convertible at a holder’s option at any time prior to maturity into shares of the Company’s common stock. The issuance of common stock and warrants to the stand-by purchasers, as described above, caused automatic adjustments to the conversion and exercise prices of the Company’s currently outstanding senior secured convertible notes, Series A mandatorily redeemable convertible preferred stock, and warrants to purchase common stock. The adjustments were made automatically and in such manner as provided for by the terms of the respective securities. The conversion price of the convertible notes adjusted from $6.25 per share to $4.40 per share.
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
In April 2008, in consideration for the signing of a new subordination agreement by the holders of our senior secured convertible notes with Wells Fargo with respect to the 2008 facility, we entered into the Agreement to Enter into a New Subordination Agreement (“Agreement”) with the holders. Under this Agreement, we agreed to make, and made, an offer to repurchase, pro rata from the holders, on or before May 9, 2008 (the “Repurchase Date”) at least $3,000,000 aggregate principal amount of notes at a price equal to 95% of the principal amount thereof plus interest accrued through the Repurchase Date. Each holder wishing to sell notes delivered a completed Repurchase Election Form to us. To the extent that a holder elected to have less than its pro rata share of notes repurchased, other holders elected to have us purchase such amounts from them on a pro rata basis. Accordingly, we repurchased $3,000,000 of notes on May 9, 2008 for $2,850,000 plus accrued interest, including $157,000 of notes from certain officers, directors and employees. We utilized borrowings under the 2008 facility to fund the purchase.
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
Senior secured subordinated notes consisted of the following at:

	June	December
	2008	2007

Non Related Party

Principal	$19,118,000	$21,953,000

Discount	(5,422,000)	(7,222,000)

Net	$13,696,000	$14,731,000

Related Party

Principal	$1,872,000	$2,060,000

Discount	(531,000)	(677,000)

Net	$1,341,000	$1,383,000

In July 2008, a director acquired an additional $122,000 principal amount of senior secured subordinated notes from another noteholder.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Stockholders’ Equity
Preferred stock
The Company issued 12,750 shares of our Series A mandatorily redeemable convertible preferred stock in March 2006 at a purchase price of $1,000 per share. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the face amount plus a premium calculated at an annual rate of 8% (as adjusted and subject to temporary adjustment as described below) from issuance to maturity. Upon liquidation, the Company’s preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum (subject to temporary adjustment as described below) of the face amount, and will thereafter share ratably with the Company’s common stockholders in the distribution of the remaining assets. On February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of the Company’s senior debt and amendment of the convertible notes, the Company amended the certificate of designations, rights, and preferences of the Series A mandatorily redeemable convertible preferred stock to increase the premium rate paid on the preferred stock from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which the Company had issued at least $5 million of common stock for cash or the date on which certain stand-by-purchasers purchased an aggregate of $3 million of the newly issued common stock. The Stand-By Purchasers completed the stock purchase effective September 30, 2007 and the interest rate on the Series A mandatorily redeemable convertible preferred stock reverted to 8% from 9.5% beginning on October 1, 2007.
The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into an amount of shares of the Company’s common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% (subject to temporary adjustment as described above) from issuance to maturity, by a conversion price, subject to adjustment upon certain events. The original conversion price upon issuance was $5.75 per share. The issuance of the common stock and warrants effective September 2007 caused an automatic adjustment in the conversion price of the Series A mandatorily redeemable convertible preferred stock to $4.07 per share. The adjustment was made automatically and in such a manner as provided for by the terms of the Series A mandatorily redeemable convertible preferred stock. A stockholder may not convert the Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of the convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
A holder may require the Company to redeem its Series A mandatorily redeemable convertible preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A mandatorily redeemable convertible preferred stock) at a declining premium (currently 15%) or upon other specified events at a premium equal to the present value of the interest that would have accrued from the redemption data through the maturity date. The terms of the 2008 facility prohibit the redemption of the Company’s preferred stock. The Series A mandatorily redeemable convertible preferred stock has no voting rights except as otherwise provided by the Delaware General Corporation Law.
Series A mandatorily redeemable convertible preferred stock consisted of the following at:

	June	December
	2008	2007

Non Related Party

Principal and premium	$14,097,000	$14,657,000

Discount	(8,626,000)	(10,069,000)

Net	$5,471,000	$4,588,000

Related Party

Principal and premium	$1,070,000	$—

Discount	(655,000)	—

Net	$415,000	$—

In July 2008, a director acquired an additional $73,000 principal amount of preferred stock from another stockholder.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Warrants to purchase common stock
In March 2006, Holdings issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. The Company also issued warrants to purchase our common stock to our placement agent in the recapitalization (collectively “recapitalization warrants”). In September 2007, we issued 1,838,339 warrants to certain stand-by purchasers under the back-stop.
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
7. Warrant and Conversion Feature Valuation
The Company applied the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in our convertible debt, mandatorily redeemable convertible preferred stock and common stock. Accordingly, we recorded a warrant and conversion liability upon the issuance of our common stock, mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued in March 2006 and September 2007. The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions. The Company recorded the change in the estimated fair market value of the warrant and conversion liability as a reduction of interest expense.
8. Income Taxes
The Company has established a valuation allowance of $1,027,000 against our net deferred tax assets as of June 2008 and December 2007. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets related to certain state net operating loss carry forwards should remain subject to an allowance until the Company has forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the three and six months of 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and FICA tip and Work Opportunity Tax Credits (“WOTC”) (in 2008) credits.
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
At the annual meeting of our stockholders in July 2008, an amendment to the 2006 Stock Plan was approved increasing the aggregate number of shares of common stock that may be issued, transferred or exercised pursuant to Awards under the 2006 Stock Plan to 4,807,000 shares of common stock, of which 4,051,000 shares may only be granted to employees and consultants and 756,000 shares may only be granted to non-employee directors. Awards under the 2006 Stock Plan may be stock options or stock grants. Vesting of equity instruments issued under the Stock Incentive Plan is determined on a grant-by-grant basis, but typically vest over a three and six-year period and expire within 10 years of issuance.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
A summary of option activity under the 2006 Stock Plan as of June 2008, and changes during the six months then ended is presented below.

				Wgt. Avg.
				Remaining
			Wgt. Avg.	Contractual	Wgt. Avg.	Aggregate
	Range of	Stock	Exercise	Life	Grant Date	Intrinsic
	Exercise Prices	Options	Price	(Years)	Fair Value	Value

As of December 2007

Outstanding	$1.50 – $3.00	1,499,540	$2.97	9.32	$2.58	$28,500
Vested	$3.00	273,329	$3.00	9.13	$3.04	—
Nonvested	$1.50 – $3.00	1,226,211	$2.96	9.36	$2.48	$28,500

Period Activity
Issued	$1.75	606,802	$1.75	—	$0.94	—
Exercised		—	—	—	—	—
Forfeited	$3.00	34,250	$3.00	—	$1.63	—
Expired		—	—	—	—	—

As of June 2008

Outstanding	$1.50 – $3.00	2,072,092	$2.61	9.10	$2.08	—
Vested and Exercisable	$3.00	587,835	$3.00	8.64	$3.06	—
Nonvested	$1.50 – $3.00	1,484,257	$2.46	9.28	$1.73	—

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
As of June 2008:

Total intrinsic value of options exercised:	$—
Total fair value of shares vested:	$1,801,000
Unrecognized compensation cost related to nonvested awards:	$1,788,000
Weighted-average period over which nonvested awards are expected to be recognized:	1.31 years
Compensation expense under the 2006 Stock Plan for the periods indicated was:

Six Months Ended		Three Months Ended
June 2008	June 2007	June 2008	June 2007

$661,000	$927,000	$347,000	$204,000

$90,000 and $66,000 of deferred tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements during 2008 and 2007, respectively.
10. Acquisition
In June 2008, Holdings purchased specified assets of a staffing services provider located near Atlanta, Georgia. Under the agreement, Holdings purchased the temporary employee data base, customer relationships, customer contracts and customer lists of the acquired entity. The purchase price consisted of a cash payment of $300,000 at closing and a quarterly contingent payment over the next two years based upon a percentage of the gross margin dollars received from the purchased business’ customer base, as defined.
The Georgia acquisition is expected to complement existing staffing services in the region. The following factors were primary reasons that contributed to the estimated intangible assets that were recorded: going concern value, administrative expense efficiency and customer and employee base. The contingent payments will be allocated as part of the purchase price at the time the payments are made.
The Company is presently valuing the transaction to determine the allocation of the purchase price and contingent payments which is expected to be completed before the end of 2008. The results of operations have been included in the consolidated condensed statement of operations since the respective acquisition date and were not significant to the consolidated condensed statement of operations.
11. Other Intangible Assets
As of June 2008 and December 2007, intangible assets, net, in the accompanying condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, temporary employee data base, customer relationships, customer contracts and customer lists related to the acquisition of Career Blazers. As of June 2008, intangible assets, net also included the unallocated purchase price related to the Georgia acquisition.
Amortization expense on intangible assets for the periods indicated was:

Six Months Ended		Three Months Ended
June 2008	June 2007	June 2008	June 2007

$932,000	$812,000	$413,000	$604,000

As of June 2008 and December 2007, accumulated amortization on intangible assets was $2,887,000 and $1,955,000, respectively. The weighted average amortization period for the identifiable intangible assets is 4.0 years.
The $739,000 of goodwill recorded in the acquisition of Career Blazers is also deductible for tax purposes over a fifteen year period. The assets acquired are included in the staffing segment included in Note 12.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. As a result of the acquisition of Career Blazers in February 2007, we added a significant amount of “payrolling” services, also referred to as contingency services, into our temporary staffing practice group. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Career Blazers is included in the staffing services segment. Our PEO services group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers’ compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to customers. Staffing services are provided to customers throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States. One customer accounted for 16.7% of total revenue for the three and six months ended June 2008. This customer is in the staffing services segment. No other customer accounted for more than 6.4% of revenues.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Segment information is as follows (unaudited):

	Six Months Ended		Three Months Ended
	June 2008	June 2007	June 2008	June 2007

Staffing revenues	$73,058,000	$63,463,000	$35,421,000	$35,718,000
PEO revenues	$16,270,000	$17,497,000	$7,889,000	$8,620,000
Total company revenues	$89,328,000	$80,960,000	$43,310,000	$44,338,000

Staffing depreciation	$225,000	$88,000	$91,000	$52,000
PEO depreciation	$81,000	$80,000	$41,000	$39,000
Total company depreciation	$438,000	$285,000	$199,000	$149,000

Staffing amortization	$932,000	$812,000	$413,000	$604,000
PEO amortization	$—	$—	$—	$—
Total company amortization	$932,000	$812,000	$413,000	$604,000

Staffing income before income taxes	$3,394,000	$3,043,000	$1,858,000	$1,676,000
PEO income before income taxes	$2,784,000	$3,316,000	$1,490,000	$1,710,000
Total company income before income taxes	$1,934,000	$9,569,000	$2,338,000	$8,760,000

Staffing capital expenditures	$128,000	$269,000	$63,000	$244,000
PEO capital expenditures	$34,000	$61,000	$22,000	$11,000
Total company capital expenditures	$231,000	$398,000	$100,000	$236,000

	As of
	June 2008	December 2007

Staffing assets	$46,342,000	$43,874,000
PEO assets	$35,673,000	$33,684,000
Total company assets	$68,758,000	$69,486,000

Staffing goodwill and intangibles	$12,228,000	$12,860,000
PEO goodwill and intangibles	$12,090,000	$12,090,000
Total company goodwill and intangibles	$24,318,000	$24,950,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing customers, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our business efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the SEC, including our annual report on Form 10-K under the Section “Risk Factors” as filed with the SEC on April 15, 2008. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
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
NEW ACCOUNTING STANDARDS
See the “Recent Accounting Pronouncements” section within Note 2, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.
RESULTS OF OPERATIONS
Our operational results were achieved during periods in which there were growing concerns about the macro-economic environment including a weakening economy with declining GDP growth and increasing jobless claims. The economic uncertainties in which we currently operate make it challenging for us to predict the near-term future and a U.S. recession, if it should occur, or a decline in the U.S. economy could have a significant adverse impact on our business.
We believe that some of the initiatives undertaken during the last several years, such as restructuring both our back office and field operations and upgrading our corporate systems and technology, have increased our operating efficiencies, thereby enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.
Our plan is to focus our organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. Further, we plan to seek strategic acquisitions which will provide either geographic or business line opportunities. We believe this focus will enhance shareholder value in future years.

In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements for all of 2008 and the three months ended June 2007 and four months of the six month period ended June 2007. The impact of the Georgia acquisition, as explained in Note 10, Acquisitions, of the Notes to the Unaudited Condensed Consolidated Financial Statements, was not significant to our consolidated operating results in 2008. Expected revenue from the Georgia acquisition customers, based upon unaudited financial information, could increase our annual consolidated revenues by approximately 2%.
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Six months ended		Three months ended
	June	June	June	June
	2008	2007	2008	2007
REVENUES, net	100.0%	100.0%	100.0%	100.0%
COST OF SERVICES	74.6%	72.8%	73.4%	73.3%

GROSS PROFIT	25.4%	27.2%	26.6%	26.7%

OPERATING EXPENSES
Selling, general and administrative	20.9%	22.5%	21.7%	21.4%
Depreciation and amortization	1.5%	1.3%	1.4%	1.7%

Total operating expenses	22.4%	23.8%	23.1%	23.1%

OPERATING INCOME	3.0%	3.4%	3.5%	3.6%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.3%	-6.1% %	-6.0%	-5.3%
Fair market valuation of warrant liability	5.2%	14.5%	9.3%	21.4%
Other expense	-0.7%	0.0%	-1.4%	0.0%

Total other expense, net	-0.8%	8.4%	1.9%	16.1%

INCOME BEFORE INCOME TAXES	2.2%	11.8%	5.4%	19.7%

INCOME TAX (BENEFIT)	-0.8%	-0.3%	-1.0%	-0.1%

NET INCOME	3.0%	12.1%	6.4%	19.8%

Revenues by division as a percent of total revenues are as follows:

	Six months ended		Three months ended
	June 2008	June 2007	June 2008	June 2007

PEO services	18.2%	21.6%	18.2%	19.4%
Staffing services:
Commercial	36.4%	35.2%	34.5%	32.9%
Professional	17.0%	20.6%	17.9%	19.9%
Contingency	22.7%	16.7%	23.3%	21.6%
Permanent Placement	5.7%	5.9%	6.1%	6.2%

Total	100.0%	100.0%	100.0%	100.0%

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

	Gross reporting		Net reporting
	method	Reclassification	method
For the six months ended June 2008
Revenues, net	$283,722,000	$(194,394,000)	$89,328,000
Cost of services	(261,070,000)	194,394,000	(66,676,000)

Gross profit	$22,652,000	$—	$22,652,000

For the six months ended June 2007
Revenues, net	$283,193,000	$(202,233,000)	$80,960,000
Cost of services	(261,157,000)	202,233,000	(58,924,000)

Gross profit	$22,036,000	$—	$22,036,000

For the three months ended June 2008
Revenues, net	$140,763,000	$(97,453,000)	$43,310,000
Cost of services	(129,245,000)	97,453,000	(31,792,000)

Gross profit	$11,518,000	$—	$11,518,000

For the three months ended June 2007
Revenues, net	$147,971,000	$(103,633,000)	$44,338,000
Cost of services	(136,112,000)	103,633,000	(32,479,000)

Gross profit	$11,859,000	$—	$11,859,000

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 2008 AND JUNE 2007
Revenues
We experienced overall revenue growth in 2008 over 2007, with net revenues increasing 10.3%. The year-over-year revenue growth is primarily attributable to additional revenue from the acquisition of Career Blazers, an increase in the number of billed hours in the commercial division of the staffing services segment and increased permanent placements, offset by a decrease in average worksite employees at the PEO services segment and in the number of billed hours in the professional division of the staffing services segment. One customer accounted for 16.7% of total revenue for the six months ended June 2008. This customer is in the contingency staffing division of the staffing services segment. No other customer accounted for more than 6.4% of revenues.
Staffing services segment revenues increased 15.1%. The year-over-year revenue growth is primarily attributable to the following factors:
•	Additional revenue from the acquisition of Career Blazers of $8.1 million;

•	6.6% increase in permanent placement fee revenues;

•	10.3% increase in the number of billed hours in the commercial division, offset by;

•	10.6% decrease in the number of billed hours in the professional division.
The professional division revenues reflect a reduction in our clinical research customer usage due to customer funding reductions associated with the termination of certain clinical drug trials and reduced demand for staffing services as customers were affected by weaker economic conditions.
PEO services segment net revenues decreased 7.0%. The decrease was due to a 6.6% decrease in the average number of worksite employees and a decrease in billed worker’s compensation premium, offset by a 3.2% increase in average wages per employee. The decline in average worksite employees was due primarily to the loss of residential construction jobs, a reduction in the average number of worksite employees per customer and economic softness in the Florida market. The decline in worker’s compensation premium was due largely to a Florida state mandated reduction in statutory rates.

Gross profit and gross margin percentage
Gross profit increased 2.8% due to the aggregate revenue changes noted above, offset by a decrease in gross margin percentage.
Staffing segment gross profit increased 8.9%. PEO services segment gross profit decreased 10.1%.
Our consolidated gross margin percentage decreased due a to larger percentage of our consolidated revenues coming from our lower margin contingency staffing division and the commercial staffing line of business offset, in part, by higher permanent placement fees.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased from 16.4% to 15.2% primarily due to the additional lower margin contingency staffing revenues, the reduction in our clinical research customer usage and a change in the mix of business between higher margin IT staffing and lower margin clerical staffing.
Gross margin percentage for the commercial staffing division changed slightly from 15.7% to 15.3% due to lower permanent placement fees, offset by slightly favorable effective workers’ compensation rate.
Gross margin percentage for the PEO segment decreased from 44.9% to 43.4% primarily due to the statutory workers’ compensation rate reductions offset by an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by economic conditions, changes in statutory unemployment rates as well as workers’ compensation rate structure and cost, which may be negatively affected by unanticipated adverse claim losses.
Selling, general and administrative expenses
Selling, general and administrative, also referred to as SG&A, expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office payroll and personnel related costs, advertising, occupancy cost, office supplies and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, marketing, travel, occupancy costs, information systems costs, expenses related to being a publicly-traded company and other general and administrative expenses.
SG&A as a percent of revenues decreased from 22.5% to 20.9%. SG&A expenses increased 2.5%. The increase is primarily the result of the additional two months expense of Career Blazers and increased healthcare costs, offset by a reduction in share-based compensation. We expect SG&A expenses in 2008 to vary from levels experienced in 2007, due to additional headcount, new branch openings and share-based compensation.
Depreciation and amortization
Depreciation expense increased $153,000 reflecting the additional $843,000 of leasehold improvements added in late 2007 and early 2008 as well as $961,000 of capital expenditures over the last eighteen months. We anticipate depreciation expense in 2008 to remain higher than 2007. Amortization increased $120,000 due to a full six months of expense in 2008 vs. four months in 2007, offset by a reduction due the full amortization of the temporary data base and non-compete agreements, related to the addition of identifiable intangible assets in the acquisition of Career Blazers.
Other expense
In 2008 we recorded $636,000 related to the repurchase of our senior secured convertible notes, primarily the result of unamortized loan origination fees.
Interest Expense
Other interest expense, net, decreased $179,000. The change was primarily due to:
•	lower average outstanding balances on our senior credit facilities and senior subordinated secured notes in 2008 compared to 2007 and;
•	lower interest rates on our mandatorily redeemable preferred stock and senior secured subordinated notes; offset by;

•	$525,000 of unamortized debt issuance costs and termination fees recorded related to the refinancing of our senior credit facility in 2008 and;
•	$395,000 of unamortized debt issuance costs and termination fees recorded related to the refinancing of our senior credit facility in 2007.
We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant and conversion liability of $4,694,000 and $11,783,000 for 2008 and 2007, respectively. The reduction was primarily the result of changes in interest rates, stock prices, the estimated term of the underlying financial instruments and volatility factors. Changes in the stock prices and volatility, as well as changes in interest rates, has had and may have a significant non-cash impact on the warrant and conversion valuation and net income in future periods.
Income Taxes
Income tax expense attributable to income from operations for the six months of 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and WOTC (in 2008) and FICA tip credits.
CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 2008 AND JUNE 2007
Revenues
We experienced a decrease in revenues in 2008 over 2007 with net revenues decreasing 2.3%. Overall commercial division revenues were up 1.8% due to increased bill rates. The year-over-year revenue drop is primarily attributable to decreases in average worksite employees at the PEO services segment, in the number of billed hours in the commercial division of the staffing services segment, permanent placements and in the number of billed hours in the professional division of the staffing services segment. One customer accounted for 16.7% of total revenue for the three months ended June 2008. This customer is in the contingency staffing division of the staffing services segment. No other customer accounted for more than 6.3% of revenues.
Staffing services segment revenues dropped slightly by 0.8%. The year-over-year revenue change is primarily attributable to the following additional factors:
•	8.2% decrease in the number of billed hours in the professional division;

•	4.5% decrease in permanent placement fee revenues and;

•	1.3% decrease in the number of billed hours in the commercial division, offset by;

•	A slight increase in the average bill rate in the commercial division;
The professional revenue changes reflect a reduction in our clinical research customer usage due to customer funding reductions associated with the termination of certain clinical drug trials and overall revenues reflect reduced demand for staffing services as customers were affected by weaker economic conditions.
PEO services segment net revenues decreased 8.5%. The decrease was due to an 8.4% decrease in the average number of worksite employees and a decrease in billed workers’ compensation premium, offset by a 3.1% increase in average wages per employee. The decline in average worksite employees was due primarily to the loss of residential construction jobs, a reduction in the average number of worksite employees per customer and economic softness in the Florida market. The decline in workers’ compensation premium was due largely to a Florida state mandated reduction in statutory rates.
Gross profit and gross margin percentage
Gross profit decreased 2.9% due to the revenue changes as noted above and a decrease in the gross margin percentage due to a change in the mix of business as explained below.
Staffing segment gross profit decreased less than 1.0% and PEO services segment gross profit decreased 10.1%.

Our consolidated gross margin percentage decreased slightly due a to larger percentage of our consolidated revenues coming from our lower margin contingency staffing division and the commercial staffing line of business offset by slightly favorable changes in payroll burden rates.
Gross margin percentage (without permanent placement revenue) in our professional staffing division increased from 15.4% to 16.1% primarily due to an increase in mark up percentage, and a change in the mix of business between higher margin IT staffing and lower margin clerical staffing; offset by the additional lower margin contingency staffing.
Gross margin percentage for the commercial staffing division decreased from 16.4% to 15.6% due to lower permanent placement fees, offset by slightly favorable payroll burden rates.
Gross margin percentage for the PEO segment decreased from 46.0% to 44.9% primarily due to the statutory workers’ compensation rate reductions offset by an increase in average salary per worksite employee.
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
Selling, general and administrative expenses
Selling, general and administrative, also referred to as SG&A, expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office payroll and personnel related costs, advertising, occupancy costs, office supplies and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, marketing, travel, occupancy costs, information systems costs, expenses related to being a publicly-traded company and other general and administrative expenses.
SG&A expenses decreased 1.1%. The decrease is primarily the result of a reduction in professional fees and other operating expenses, offset by higher healthcare costs, share-based compensation and other wages and benefits. SG&A as a percent of revenues increased from 21.4% to 21.7%.
Depreciation and amortization
Depreciation expense increased $50,000 reflecting the additional leasehold improvements added in late 2007 and early 2008 as well as $961,000 of capital expenditures over the last eighteen months. Amortization decreased $191,000 due to the full amortization of the temporary base and non-compete agreements related to the addition of identifiable intangible assets in the acquisition of Career Blazers.
Other expense
In 2008 we recorded $636,000 related to the repurchase of our senior secured convertible notes, primarily the result of unamortized loan origination fees.
Interest Expense
Other interest expense, net, increased $269,000. The change was primarily due to:
•	$525,000 of unamortized debt issuance costs and termination fees recorded related to the refinancing of our senior credit facility in 2008; offset by;
•	lower average outstanding balances on our senior credit facilities in 2008 compared to 2007 and,
•	lower interest rates on our mandatorily redeemable preferred stock and senior secured subordinated notes.
We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant and conversion liability of $4,064,000 and $9,503,000 for 2008 and 2007, respectively. The reduction was primarily the result of changes in interest rates, stock prices, the estimated term of the underlying financial instruments and volatility factors. Changes in the stock prices and volatility, as well as changes in interest rates, has had and may have a significant non-cash impact on the warrant and conversion valuation and net income in future periods.

Income Taxes
Income tax expense attributable to income from operations for the three months of 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and WOTC (in 2008) and FICA tip credits.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. Please see the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 2008 and 2007 for a more detailed description of our cash flows. The Company is principally focused on achieving the appropriate balance in the following areas: (i) achieving positive cash flow from operating activities; (ii) investing in our infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions, and (iv) reducing the outstanding balance of our debt. Our operating cash flows and credit line have historically been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.
Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
Operating Activities
The significant variations in cash provided by operating activities and net income or loss are principally related to adjustments for certain non-cash charges such as depreciation and amortization expense, share-based compensation and fair market valuation of warrant and conversion features. These adjustments are more fully detailed in our Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 2008 and 2007.
Net cash provided by operating activities decreased $748,000 over 2007 due to the adjustments noted above and changes in our operating assets and liabilities.
Accounts receivable represented 88% and 86% of current assets as of June 2008 and December 2007, respectively. Our trade accounts receivable balance decreased 3.8% from December 2007.
The Company has accrued an estimate of claims payable under our large deductible insurance program that existed from February 1999 through July 2002. These claim payments will come from working capital. As of June 2008 the estimated claims under this program were $2,037,000.
Investing Activities
Capital expenditures were $231,000 in 2008 compared to $398,000 in 2007 and were primarily related to acquisition of computer related equipment and software, leaseholds and furniture. In 2008, we utilized $300,000 for the Georgia acquisition and in 2007; we utilized $9,600,000 for the acquisition of Career Blazers. Capital expenditures for all of 2008 are expected to be commensurate with 2007 totals of $745,000.
Under the asset purchase agreement with Career Blazers, we may be required to make a contingent payment of $1,250,000 in November 2008 or January 2009 depending on when and if certain conditions, tied to the gross revenue received from the purchased business’ largest customer, are met.
Financing Activities
Our cash position is determined after considering outstanding checks (“bank overdrafts”) issued against cash balances maintained at the corresponding bank.
The net increase on our line of credit was primarily related to the repayments on our bank term note and repurchase of our senior subordinated notes in April 2008 and the acquisition of Career Blazers in February 2007.

On April 29, 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“2008 facility”) with Wells Fargo Bank (“Wells Fargo”) for a revolving line of credit and letters of credit collateralized by our subsidiaries eligible accounts receivable as defined in the 2008 facility, which provides for a borrowing capacity of $26 million, including up to $6 million under a term note. Borrowing under the term note may be funded in increments during the first twelve months of the agreement. The term note is payable in monthly installments (currently $213,000), based upon the amount funded, plus interest beginning in May 2008 and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the 2008 facility, from each year beginning with 2008, is due in April of the following year. The term note bears interest at prime rate (5% at August 11, 2008) plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit is payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums. A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee will be charged. We paid a closing fee of $50,000 to Wells Fargo. The 2008 facility expires in April 2011.
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
We have also agreed we will not repurchase our senior secured convertible notes other than pursuant to an additional note repurchase program for up to $3,000,000 aggregate principal amount of notes at the same price and on the same terms as described in Note 5, Convertible Notes in the Notes To Unaudited Consolidated Condensed Financial Statements. Following completion of the second repurchase program, we may negotiate with each holder individually with respect to the terms, if any, of additional note repurchases.
Borrowing availability under the revolving line of credit was $1,673,000 and availability under the term note was $900,000 as of August 1, 2008.
As of June 2008, the Company had federal net operating loss carry forwards of $4,798,000 expiring in 2023 through 2027, which it expects to begin utilizing in 2008. The Company has state net operating loss carry forwards of approximately $13,659,000, which expire on various dates from 2010 through 2027. Additionally, available FICA tip and WOTC tax credits of $4,520,000 expire in 2017 through 2027. These net operating losses and credits are available to us to reduce current tax liabilities in 2008 and later years.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.
COMMITMENTS AND CONTINGENCIES
In August 2008, we entered into a new lease agreement for our New York office which will commence in October of this year. Total commitments under the ten year lease are $3.9 million, subject to an early termination clause in 2013. The new lease will not have a significant impact on our liquidity or operating income. We have not entered into any other significant commitments that have not been previously disclosed in our annual report on Form 10-K for the year ended December 30, 2007 as filed with the SEC on April 15, 2008.
The Company is not currently a party to any material litigation; however in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that we insure against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employee benefits liability, staffing errors and omissions, employment practices, fiduciary liability, fidelity losses and director and officer liability. Management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from transactions that we enter into in the normal course of business. Our primary risk exposure relates to interest rate risk.
Our 2008 facility provides for a revolving line of credit in the maximum amount of $20 million and a $6 million term loan at floating interest rates. Based on current outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $320,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 2008, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, as discussed below, our CEO and CFO concluded that as of June 2008, our disclosure controls and procedures were not effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses, our company’s unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, the following material weaknesses in internal control over financial reporting existed as of June 2008:
Control Activities
We disclosed certain material weaknesses in the Company’s annual report on Form 10-K for the year ended December 2007. During the 1st quarter of 2008, we formalized the review, documentation and follow-up of key balance sheet account analyses and reconciliations. We also developed a review checklist and verification process with our accounting consulting firm to increase the level of their involvement in key accounting issues, including the calculation of earnings per share. While management believes these controls to be in place, we have not tested these controls in 2008 to determine if they were fully operating and effective in a manner to support a change in our evaluation.
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no changes have occurred.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
This quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K as filed on April 15, 2008. The Company is not currently a party to any material litigation; however in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that we insure against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employee benefits liability, staffing errors and omissions, employment practices, fiduciary liability, fidelity losses and director and officer liability. Management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors

We derive a significant amount of our revenues from one customer and if we are unable to retain the customer, our results of operations could suffer.

One customer accounted for 16.7% of total revenue for the six months ended June 2008. This customer is in the contingency staffing division of the staffing services segment. Gross profit percentage in this division is significantly lower than that of our non-contingency professional staffing business.

No other customer accounted for more than 6.4% of revenues and the next ten customers accounted for 26.0% of revenues.

Other than as noted above, there has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K, filed April 15, 2008 under PART 1, Item 1A., “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
At our Annual Meeting of Stockholders held on July 23, 2008, the following proposals were adopted by the margins indicated:
Proposal No. 1: Annual Election of Directors. The nominees for election as directors were Luci Staller Altman, Howard Brill, Richard Goldman, Charles Gwirtsman, and Steven List. Each of these nominees was re-elected to serve for a one year term, by the following margins of votes:

Nominees	For	Withheld

Luci Staller Altman	6,183,969	81,031
Howard Brill	6,183,969	81,031
Richard Goldman	6,181,004	83,996
Charles Gwirtsman	6,183,969	81,031
Steven List	6,183,969	81,031
PROPOSAL 2: Ratification of the appointment of Mayer Hoffman McCann P.C. as Global’s independent public accountants for the fiscal year 2008.

For	Against	Abstain

6,183,969	79,914	1,118
PROPOSAL No. 3: Approval of an amendment to the 2006 Stock Plan making an additional 2,707,000 shares of common stock eligible for grant under the 2006 Stock Plan.

For	Against	Abstain

5,754,943	92,143	417,915

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit #	Description

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: August 12, 2008	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith