Form 10-Q
period 2008-09-28
Global Employment Holdings, Inc.
filed 2008-11-12
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 12, 2008, the total number of outstanding shares of our Common Stock ($.001 par value) was 10,548,330.

GLOBAL EMPLOYMENT HOLDINGS, INC.
Index

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	September	December
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,000	$330,000
Restricted cash	202,000	—
Accounts receivable, net	23,730,000	27,784,000
Deferred income taxes	943,000	1,809,000
Prepaid expenses and other current assets	2,256,000	2,344,000

Total current assets	27,136,000	32,267,000

Property and equipment, net	2,553,000	2,040,000
Deferred income taxes	10,056,000	8,406,000
Other assets, net	1,402,000	1,823,000
Intangibles, net	4,418,000	5,463,000
Goodwill	19,487,000	19,487,000

Total assets	$65,052,000	$69,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$1,771,000	$1,220,000
Accounts payable	196,000	343,000
Accrued liabilities	20,566,000	23,737,000
Current portion of long-term debt — credit facility	2,550,000	9,375,000
Line of credit	10,087,000	6,735,000

Total current liabilities	35,170,000	41,410,000

Other long-term liabilities	760,000	601,000
Warrant and conversion liability	479,000	5,568,000
Warrant and conversion liability due to related parties	40,000	222,000
Long-term debt — credit facility	1,700,000	—
Long-term debt — convertible notes, net	14,052,000	14,731,000
Long-term debt — convertible notes, due to related parties, net	1,475,000	1,383,000
Mandatorily redeemable preferred stock, net	6,047,000	4,588,000
Mandatorily redeemable preferred stock, due to related parties, net	499,000	—

Total liabilities	60,222,000	68,503,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A preferred stock, $.001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in 2008 and 2007. Included above under mandatorily redeemable preferred stock, net
Common stock, $.001 par value, 40,000,000 shares authorized; 10,555,010 issued, 10,548,330 outstanding in 2008 and 2007	1,000	1,000
Treasury stock, at cost, 6,680 shares in 2008 and 2007	—	—
Additional paid in capital	34,430,000	33,418,00
Accumulated deficit	(29,601,000)	(32,436,000)

Total stockholders’ equity	4,830,000	983,000

Total liabilities and stockholders’ equity	$65,052,000	$69,486,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	September	September	September	September
	2008	2007	2008	2007

REVENUES, net	$130,926,000	$127,848,000	$41,598,000	$46,889,000
COST OF SERVICES	97,157,000	93,663,000	30,481,000	34,740,000

GROSS PROFIT	33,769,000	34,185,000	11,117,000	12,149,000

OPERATING EXPENSES
Selling, general and administrative	27,287,000	27,296,000	8,628,000	9,083,000
Depreciation and amortization	2,020,000	1,826,000	650,000	729,000

Total operating expenses	29,307,000	29,122,000	9,278,000	9,812,000

OPERATING INCOME	4,462,000	5,063,000	1,839,000	2,337,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(6,673,000)	(6,889,000)	(1,926,000)	(2,363,000)
Fair market valuation of warrant and conversion liability	5,071,000	21,093,000	377,000	9,310,000
Other (expense)	(636,000)	(415,000)	—	(1,000)

Total other income (expense), net	(2,238,000)	13,789,000	(1,549,000)	6,946,000

INCOME BEFORE INCOME TAX (BENEFIT)	2,224,000	18,852,000	290,000	9,283,000

INCOME TAX (BENEFIT)	(611,000)	127,000	67,000	336,000

NET INCOME	$2,835,000	$18,725,000	$223,000	$8,947,000

Basic earnings per share of common stock	$0.27	$3.10	$0.02	$1.48

Weighted average number of basic common shares outstanding	10,548,330	6,031,079	10,548,330	6,045,731

Diluted earnings per share of common stock	$0.27	$1.39	$0.02	$0.57

Weighted average number of diluted common shares outstanding	10,548,330	15,007,824	15,318,899	15,096,473
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 2008

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at December 2007	$—	—	$1,000	10,555,010	$—	(6,680)	$33,418,000	$(32,436,000)	$983,000
Share-based compensation	—	—	—	—	—	—	1,012,000	—	1,012,000
Net income	—	—	—	—	—	—	—	2,835,000	2,835,000

Balances at September 2008	$—	—	$1,000	10,555,010	$—	(6,680)	$34,430,000	$(29,601,000)	$4,830,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	September	September
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,835,000	$18,725,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	655,000	442,000
Amortization of intangibles	1,365,000	1,384,000
Amortization of debt discount and issuance costs	2,286,000	1,812,000
Bad debt expense	191,000	93,000
Deferred taxes	(784,000)	(197,000)
Accretion of preferred stock	765,000	879,000
Amortization of warrant discount on preferred stock	1,194,000	1,012,000
Share-based compensation	1,012,000	1,357,000
Fair market valuation of warrant and conversion liability	(5,071,000)	(21,093,000)
Loss on debt extinguishment	636,000	395,000
Gain on settlement of workers compensation liability	(1,110,000)	—
Changes in operating assets and liabilities:
Accounts receivable	3,863,000	(2,275,000)
Prepaid expenses and other	(85,000)	(641,000)
Accounts payable	(147,000)	(305,000)
Accrued expenses and other liabilities	(2,698,000)	2,498,000

Net cash flows provided by operating activities	4,907,000	4,086,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(371,000)	(474,000)
Acquisitions, net of cash and cash equivalents acquired	(320,000)	(9,600,000)

Net cash flows used in investing activities	(691,000)	(10,074,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	551,000	(239,000)
Restricted cash	(202,000)	—
Net borrowings on line of credit	3,352,000	759,000
Borrowings on term note	5,100,000	12,000,000
Repayments of term note	(10,225,000)	(5,500,000)
Debt issuance costs	(247,000)	(737,000)
Repurchase of convertible debt	(2,870,000)	—

Net cash flows provided by (used in) financing activities	(4,541,000)	6,283,000

Net (decrease) increase in cash and cash equivalents	(325,000)	295,000
Cash and cash equivalents, beginning of period	330,000	58,000

Cash and cash equivalents, end of period	$5,000	$353,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$144,000	$161,000

Cash paid during the period for interest	$2,444,000	$3,169,000

Supplemental Disclosure of Non-Cash Information
Landlord leasehold incentives recorded as leasehold improvements	$501,000	$363,000

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
The results for the three and nine months ended September 2008 are not necessarily indicative of the results to be expected for the full year or any other period.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s consolidated condensed financial statements include PEO unbilled accounts receivable, allowance for doubtful accounts, workers’ compensation liabilities, share-based compensation, warrant and conversion valuation and income taxes. Historically, the accrual for the large deductible workers’ compensation insurance program was based on estimates and actuarial assumptions. Additionally, the valuation of the warrant and conversion liability and share-based compensation uses the Black-Scholes model based upon interest rates, stock prices, maturity estimates and volatility factors. The Company believes these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Fiscal Periods
The Company’s fiscal periods are based on a 52/53-week cycle ending on the Sunday closest to each calendar end. Consequently, the 3rd quarter of 2008 ended on September 28; fiscal 2007 ended on December 30, 2007; and the 3rd quarter of 2007 ended on September 30, 2007. Our balance sheet dates are referred to herein as September 2008 and December 2007. Our fiscal periods are referred to herein as September 2008 and September 2007. For the nine months and each quarter in 2008 and 2007, the Company had 39 and 13 week periods, respectively.
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
Restricted cash
Restricted cash relates to funds collateralizing a letter of credit (in the amount of $192,000), with an expiration date of December 31, 2008.
Fair Value of Financial Instruments
The Company does not believe that its financial instruments, primarily cash and cash equivalents, and accounts receivable are subject to significant concentrations of credit risk. The Company’s cash exceeds the FDIC limits on insured balances. Maintaining deposits with major banks mitigates this risk. Credit is extended based on an evaluation of the customer’s financial condition and, if necessary, a deposit or some other form of collateral or guarantee is obtained. Credit losses have generally been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers and their dispersion across many different industries and geographic locations nation-wide as well as customer payment terms in the PEO segment and contingency division of our staffing segment. Although we have an accounts receivable insurance policy covering a portion of our balances due, this policy carries a substantial co-insurance factor and may not cover our losses in all instances.
The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and valuation of the warrant and conversion liability. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our bank debt approximates fair value due to the variable nature of the interest rates under our Credit Facility and current rates available to the Company for term debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes, mandatorily redeemable convertible preferred stock and common stock as well as stock options granted to employees and directors are valued at estimated fair market value utilizing a Black-Scholes option pricing model. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
In January 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For valuation techniques using a fair-value hierarchy, the Company has determined that its warrant and conversion liability falls into the Level 2 category, which values the liability using quoted prices and other inputs for similar liabilities in active markets that are observable either directly or indirectly. The fair market value of the warrant and conversion liability is reported as a derivative and is included in long term liabilities on the consolidated condensed balance sheets. Changes in the fair market value are included in other income in the consolidated condensed statements of operations. The fair market valuation factors and assumptions in computing the warrant and conversion liability are further discussed below.
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
The following table presents the number of outstanding securities, as of the end of the periods indicated, excluded from the calculation of dilutive earnings (loss) per share for the periods presented below as the effect of the assumed exercise or conversion would be anti-dilutive:

	Nine months	Three months	Nine and three
	ended	ended	months ended
	September 2008	September 2008	September 2007

Stock options	2,072,092	2,072,092	1,469,540

Warrants	112,440	112,440	6,513,010

Convertible debt	4,770,568	—	—

Preferred stock	3,789,235	3,789,235	—

	10,744,335	5,973,767	7,982,550

A reconciliation of basic and diluted net income and weighted average common shares outstanding for the periods indicated is presented below:

	Nine months ended		Three months ended
	September	September	September	September
	2008	2007	2008	2007

Basic Net Income	$2,835,000	$18,725,000	$223,000	$8,947,000
Convertible debt interest and amortization, net of tax	—	2,041,000	596,000	698,000

Make whole conversion interest, net of tax (a)	—	(1,724,000)	(517,000)	(1,724,000)
Preferred stock accretion and amortization	—	1,891,000	—	640,000

Diluted Net Income	$2,835,000	$20,933,000	$302,000	$8,561,000

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Nine months ended		Three months ended
	September	September	September	September
	2008	2007	2008	2007

Weighted average number of basic common shares outstanding	10,548,330	6,031,079	10,548,330	6,045,731

Impact of the assumed conversion or exercise of:

Convertible debt	—	5,512,525	4,770,569	5,512,122
Convertible debt make whole (a)	—	—	—	—
Preferred stock	—	3,464,220	—	3,538,620

Weighted average number of diluted common shares outstanding	10,548,330	15,007,824	15,318,899	15,096,473

(a)	As more fully explained in Note 5, the Company currently has opted to pay the present value of interest under a redemptive event in cash.
Workers’ Compensation
The Company maintains guaranteed cost policies for workers’ compensation coverage in the states in which it operates, with minimal loss retention for employees in our commercial division of the staffing services segment. Under these policies the Company is required to maintain refundable deposits, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, of $1,872,000 and $1,774,000 as of September 2008 and December 2007, respectively.
The Company had a large deductible insurance program that existed from February 1999 through July 2002. As of December 2007, the estimated remaining claims under this program were $2,037,000. As of September 2008, the Company and the insurance company agreed to settle the remaining claims for $900,000, which was paid in October 2008. These balances are reported within accrued liabilities in the accompanying consolidated condensed balance sheets. As a result of the settlement, the Company recorded $1,110,000 (net of associated costs) as an adjustment to cost of services in the accompanying consolidated condensed statement of operations in the third quarter of 2008.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated net of an allowance for doubtful accounts of $395,000 and $476,000 at September 2008 and December 2007, respectively. The majority of the Company’s accounts receivable are due from customers of the Company for amounts due related to services provided under employee leasing client service agreements, temporary staffing or permanent placement fees. Credit is extended based on evaluation of a customer’s financial condition and underlying collateral or guarantees. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance for employee leasing and temporary staffing accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Based on previous loss history, permanent placement allowances are established to estimate losses (returned placement revenues) due to placed candidates not remaining employed for the period guaranteed by the Company, which is normally 30 to 90 days. The Company writes-off accounts receivable when they become uncollectible against the allowance for doubtful accounts, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
In August 2008, the Company entered into an accounts receivable insurance program which partially covers our staffing services segment billings subsequent to August 1st. The policy includes a $50,000 annual deductible with a 10% co-insurance on domestic receivables and a $5,000,000 annual limit on claims.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $3,284,000 and $2,629,000 at September 2008 and December 2007, respectively.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed of the Company’s acquired subsidiaries. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS 141, Business Combinations, for recognition as an asset apart from goodwill. Pursuant to SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. As a result of the market conditions related to the valuation of staffing companies over the last quarter, we performed an impairment test as of the end of the current quarter. Pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, we determined that the estimated fair values of goodwill and other intangible assets exceeded their carrying value as of September 2008.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 2008, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 through 2007 remain open to examination by the Internal Revenue Service of the United States.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The valuation of the warrant and conversion liability uses the Black-Scholes model based upon interest rates, stock prices, estimated contractual term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. The Company will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company’s or until there is sufficient information available to utilize the Company’s stock volatility.
The Company believes these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
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
Recent Accounting Pronouncements
In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP 157-3 will not have a significant effect on our consolidated financial statements.
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
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact the adoption of FSP 142-3 will have on our consolidated financial statements.

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
In December 2007, the FASB issued SFAS 141R (revised 2007) — Business Combinations. This statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning the Company’s first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company cannot anticipate whether the adoption of SFAS 141R will have a material impact on its consolidated financial statements as the impact is solely dependent on whether the Company enters into a business combination after the date the statement is adopted.
In December 2007, the FASB issued SFAS 160 — Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. The Company does not anticipate the adoption of SFAS 160 will have a material effect on its consolidated financial statements.
In February 2007, the FASB issued SFAS 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157 — Fair Value Measurements. The statement is effective for our fiscal year beginning in 2008. At September 2008, we did not elect to apply the optional provisions of SFAS 159.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
3. Credit Facility
Wells Fargo 2008 Agreement
In April 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“2008 facility”) with Wells Fargo Bank (“Wells Fargo”) for a revolving line of credit and letters of credit collateralized by our subsidiaries eligible accounts receivable as defined in the 2008 facility, which provides for a borrowing capacity of $26 million, including up to $6 million under a term note. Borrowing under the term note may be funded in increments during the first twelve months of the agreement. The term note is payable in monthly installments (currently $213,000), based upon the amount funded, plus interest beginning in May 2008 and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the 2008 facility, from each year beginning with 2008, is due in April of the following year. Based upon our current estimate, no payment will be due in April 2009. The term note bears interest at prime rate (4.0% at November 12, 2008) plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit is payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums. Currently both the term note and revolving facility are priced at the prime rate. A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee is charged. We paid a closing fee of $50,000 to Wells Fargo. The 2008 facility expires in April 2011.
The Company borrowed $9,996,000 on the revolving line of credit and $4,100,000 on the term note in connection with the payment in full of all outstanding amounts owed to CapitalSource Finance LLC (“CapitalSource”), as explained below. In addition to the repayment of the loan from CapitalSource, the proceeds of the 2008 facility can be used to repurchase our senior secured convertible notes and for ongoing working capital needs. As further explained in Note 5, we repurchased $3,000,000 of senior secured convertible notes in May 2008 for $2,850,000 plus accrued interest. We borrowed $1,000,000 on the term note and the remainder on the revolving line of credit. At September 2008, the outstanding balance of the revolving facility and term note was $10,087,000 and $4,250,000, respectively. The revolving facility is stated net of customer payments deposited in restricted collateral accounts controlled by Wells Fargo. Borrowing availability under the revolving facility and term note was $3,341,000 and $900,000, respectively as of September 2008.
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
CapitalSource Agreement
In February 2007, the Company and its subsidiaries entered into a Credit and Security Agreement (“the CS facility”) with CapitalSource. The CS facility provided for a revolving line of credit and letters of credit collateralized by the Company’s eligible accounts receivable, as defined in the CS facility, with a borrowing capacity of $18 million. The CS facility also provided for up to $12 million borrowing under a term note. Beginning September 30, 2007 payments of $875,000 on the term note were payable quarterly. Additionally, 75% of the Company’s free cash, as defined in the CS facility, from each year beginning with 2007, was due in April of the following year. Any proceeds from the disposition of assets, recoveries under insurance policies and the sale of debt or equity securities, unless such sales or issuances were approved by CapitalSource, were to be applied to repay the CS facility. Interest on the line of credit was payable at prime rate plus 2.25% or the applicable 30, 60 or 90-day LIBOR plus 3.5%. A fee of 0.5% per annum was payable on the unused portion of the line of credit. Additionally, an annual collateral management fee of $25,000 was charged. The term note bore interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0%. As noted above, the CS facility was paid in full in April 2008. The CS facility was to have expired in December 2010.
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
The CS facility included various financial and other covenants, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. Additionally, the CS facility contained a provision that allowed the lender to call the outstanding balance of the facility if any material adverse change in the business or financial condition of the Company occurred. We were in default of our loan covenants as of December 2007 and March 2008 with regard to minimum EBITDA requirements. We began negotiations with CapitalSource in December 2007 to amend the CS facility in order to cure the default. CapitalSource continued to fund our liquidity requirements pending either a payoff or amendment of the CS facility. As a result of not curing the default and not yet closing on the 2008 facility prior to the filing of our Form 10-K, the Company reclassified its debt owed to CapitalSource to current portion of long-term debt - credit facility in the accompanying consolidated condensed balance sheet as of December 2007.
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
4. Other Long Term Liabilities
Other long-term liabilities consisted of deferred rent related to landlord leasehold incentives, amortizable over the remaining terms of the respective lease and abandoned property lease payments due over the remaining terms of the respective lease.
5. Convertible Notes
At September 2008, the Company had $21 million aggregate principal amount of senior secured convertible notes outstanding. The convertible notes are stated net as a result of recording discounts associated with the valuation of the detachable warrants and conversion feature. The discounts will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly. In connection with the asset purchase agreement of Career Blazers, the Company agreed to temporarily increase from 8.0% to 9.5% the interest rate paid on the senior secured convertible notes beginning on February 28, 2007 and ending on the date on which the Company had made the requisite $5 million minimum offering of common stock or the stand-by-purchasers satisfied their commitment to purchase an aggregate of $3 million of common stock in lieu thereof (the “back-stop”). The stand-by purchasers completed the back-stop stock purchase effective September 30, 2007 and the interest rate on the senior secured convertible debt reverted to 8% from 9.5% beginning on October 1, 2007.
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
Senior secured subordinated convertible notes are recorded net of a discount associated with the warrant and conversion feature valuation and consisted of the following at:

	September	December
	2008	2007

Non Related Party
Principal	$18,997,000	$21,953,000

Discount	(4,945,000)	(7,222,000)

Net	$14,052,000	$14,731,000

Related Party
Principal	$1,993,000	$2,060,000

Discount	(518,000)	(677,000)

Net	$1,475,000	$1,383,000

6. Stockholders’ Equity
Preferred stock
The Company issued 12,750 shares of our Series A mandatorily redeemable convertible preferred stock in March 2006 at a purchase price of $1,000 per share. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the face amount plus a premium calculated at an annual rate of 8% (as adjusted and subject to temporary adjustment as described below) from issuance to maturity. Upon liquidation, the Company’s preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum (subject to temporary adjustment as described below) of the face amount, and will thereafter share ratably with the Company’s common stockholders in the distribution of the remaining assets. On February 28, 2007, in consideration for the consent by the holders of our senior secured convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of the Company’s senior debt and amendment of the convertible notes, the Company amended the certificate of designations, rights, and preferences of the Series A mandatorily redeemable convertible preferred stock to increase the premium rate paid on the preferred stock from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which the Company had issued at least $5 million of common stock for cash or the date on which certain stand-by-purchasers purchased an aggregate of $3 million of the newly issued common stock under the back-stop. The Stand-By Purchasers completed the stock purchase effective September 30, 2007 and the interest rate on the Series A mandatorily redeemable convertible preferred stock reverted to 8% from 9.5% beginning on October 1, 2007.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into an amount of shares of the Company’s common stock resulting from dividing the face value plus the premium from issuance to maturity, by a conversion price, subject to adjustment upon certain events. The original conversion price upon issuance was $5.75 per share. The issuance of the common stock and warrants effective September 2007 caused an automatic adjustment in the conversion price of the Series A mandatorily redeemable convertible preferred stock to $4.07 per share. The adjustment was made automatically and in such a manner as provided for by the terms of the Series A mandatorily redeemable convertible preferred stock. A stockholder may not convert the Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of the convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
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
Series A mandatorily redeemable convertible preferred stock are recorded at face amount plus the premium net of a discount associated with the warrant and conversion feature valuation and consisted of the following at:

	September	December
	2008	2007

Non Related Party
Principal and premium	$14,246,000	$14,657,000

Discount	(8,199,000)	(10,069,000)

Net	$6,047,000	$4,588,000

Related Party
Principal	$1,175,000	$—

Discount	(676,000)	—

Net	$499,000	$—

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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
8. Income Taxes
The Company has established a valuation allowance of $1,027,000 against our net deferred tax assets as of September 2008 and December 2007. The valuation allowance results from the uncertainty regarding our ability to produce sufficient state taxable income in various states in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets related to certain state net operating loss carry forwards should remain subject to an allowance until the Company has forecasted net income into the foreseeable future sufficient to realize the related state net deferred tax assets. Income tax expense attributable to income from operations for the three and nine months of 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of state income taxes, revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and FICA tip and Work Opportunity Tax Credits (“WOTC”) (in 2008) credits.
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
At the annual meeting of our stockholders in July 2008, an amendment to the 2006 Stock Plan was approved increasing the aggregate number of shares of common stock that may be issued, transferred or exercised pursuant to Awards under the 2006 Stock Plan to 4,807,000 shares of common stock, of which 4,051,000 shares may only be granted to employees and consultants and 756,000 shares may only be granted to non-employee directors. Awards under the 2006 Stock Plan may be stock options or stock grants. Vesting of equity instruments issued under the 2006 Stock Plan is determined on a grant-by-grant basis, but typically vest over a three year period and expire within 10 years of issuance.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A summary of option activity under the 2006 Stock Plan as of September 2008, and changes during the nine months then ended is presented below.

						Wgt. Avg.
					Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
	Range of				Exercise	Contractual	Grant Date	Intrinsic
	Exercise Prices			Stock Options	Price	Life (Years)	Fair Value	Value
As of December 2007
Outstanding	$1.50	—	$3.00	1,499,540	$2.97	9.32	$2.58	$28,500
Vested			$3.00	273,329	$3.00	9.13	$3.04	—
Nonvested	$1.50	—	$3.00	1,226,211	$2.96	9.36	$2.48	$28,500

Period Activity
Issued			$1.75	606,802	$1.75	—	$0.94	—
Exercised				—	—	—	—	—
Forfeited			$3.00	34,250	$3.00	—	$2.18	—
Expired				—	—	—	—	—

As of September 2008
Outstanding	$1.50	—	$3.00	2,072,092	$2.61	8.85	$2.11	—
Vested			$3.00	751,719	$3.00	8.50	$2.78	—
Nonvested				1,320,373	$2.39	9.05	$1.73	—
As of September 2008

Total intrinsic value of options exercised:	$—
Total fair value of shares vested:	$2,089,000
Unrecognized compensation cost related to nonvested awards:	$1,436,000
Weighted-average period over which nonvested awards are expected to be recognized:	1.21 years
Compensation expense under the 2006 Stock Plan for the periods indicated was:

Nine months ended		Three months ended
September 2008	September 2007	September 2008	September 2007

$1,012,000	$1,357,000	$351,000	$430,000

$198,000 and $91,000 of deferred tax benefit was recognized in the consolidated condensed statements of operations for share-based compensation arrangements during 2008 and 2007, respectively.
10. Acquisition
In September 2008, Holdings purchased specified assets of a staffing services provider located near Atlanta, Georgia. Under the agreement, Holdings purchased the temporary employee data base, customer relationships, customer contracts and customer lists of the acquired entity. The purchase price consisted of a cash payment of $320,000 at closing and a semi-annual contingent payment over the next two years based upon a percentage of the gross margin dollars received from the purchased business’ customer base, as defined.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company is presently valuing the transaction to determine the allocation of the purchase price and contingent payments which is expected to be completed before the end of 2008. The results of operations have been included in the consolidated condensed statement of operations and staffing services segment since the respective acquisition date and were not significant to the consolidated condensed statements of operations.
11. Other Intangible Assets
As of September 2008 and December 2007, intangible assets, net, in the accompanying condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, temporary employee data base, customer relationships, customer contracts and customer lists related to the acquisition of Career Blazers. As of September 2008, intangible assets, net also included the unallocated purchase price related to the Georgia acquisition.
Amortization expense on intangible assets for the periods indicated was:

Nine months ended		Three months ended
September 2008	September 2007	September 2008	September 2007

$1,365,000	$1,384,000	$433,000	$572,000

As of September 2008 and December 2007, accumulated amortization on intangible assets was $3,320,000 and $1,955,000, respectively. The weighted average amortization period for the identifiable intangible assets is 4.0 years.
The $739,000 of goodwill recorded in the acquisition of Career Blazers is also deductible for tax purposes over a fifteen year period. The assets acquired are included in the staffing segment included in Note 12.
12. Segment Reporting
Our business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. As a result of the acquisition of Career Blazers in February 2007, we added a significant amount of “payrolling” services, also referred to as contingency services, into our temporary staffing practice group. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. Career Blazers is included in the staffing services segment. Our PEO services group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers’ compensation, employee benefit programs, and regulatory compliance. Our operating segments are based on the type of services provided to customers. Staffing services are provided to customers throughout the United States and as such, the revenue earned is spread over numerous states. These operations do not meet the quantitative thresholds outlined by the SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires the reporting of financial information by region. The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenue is earned within the United States. One customer accounted for 18.6% and 17.7% of total revenue for the three and nine months ended September 2008. This customer is in the staffing services segment. No other customer accounted for more than 7.4% and 6.5% of revenues for the three and nine months ended September 2008.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Segment information is as follows (unaudited):

	Nine months ended		Three months ended
	September 2008	September 2007	September 2008	September 2007

Staffing revenues	$107,264,000	$101,935,000	$34,206,000	$38,472,000
PEO revenues	$23,662,000	$25,913,000	$7,392,000	$8,417,000
Total company revenues	$130,926,000	$127,848,000	$41,598,000	$46,889,000

Staffing depreciation	$315,000	$168,000	$90,000	$80,000
PEO depreciation	$143,000	$122,000	$62,000	$42,000
Total company depreciation	$655,000	$442,000	$217,000	$157,000

Staffing amortization	$1,365,000	$1,384,000	$433,000	$572,000
PEO amortization	$—	$—	$—	$—
Total company amortization	$1,365,000	$1,384,000	$433,000	$572,000

Staffing income before income taxes	$4,871,000	$5,550,000	$1,477,000	$2,507,000
PEO income before income taxes	$5,010,000	$4,954,000	$2,226,000	$1,638,000
Total company income before income taxes	$2,224,000	$18,852,000	$290,000	$9,283,000

Staffing capital expenditures	$194,000	$292,000	$66,000	$73,000
PEO capital expenditures	$54,000	$77,000	$20,000	$15,000
Total company capital expenditures	$371,000	$474,000	$140,000	$136,000

	As of
	September 2008	December 2007

Staffing assets	$45,568,000	$43,874,000
PEO assets	$35,473,000	$33,684,000
Total company assets	$65,052,000	$69,486,000

Staffing goodwill and intangibles	$11,815,000	$12,860,000
PEO goodwill and intangibles	$12,090,000	$12,090,000
Total company goodwill and intangibles	$23,905,000	$24,950,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, including the impact of an economic downturn, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining PEO and temporary staffing customers, (4) the availability of qualified temporary employees and other qualified contract professionals, (5) our ability to manage our business efficiently and effectively, (6) continued performance of our information systems,(7) our ability to maintain various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, and (7) other risks detailed from time to time in our reports filed with the SEC, including our annual report on Form 10-K under the Section “Risk Factors” as filed with the SEC on April 15, 2008, as updated in “PART II — OTHER INFORMATION, Item 1.A Risk Factors” of this report on Form 10-Q. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
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
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Condensed Financial Statements included in “Item 1. Financial Statements”. Please also refer to our annual report on Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008 for a more detailed discussion of our critical accounting policies. The only significant change to our critical accounting policies relates to the adoption of SFAS 157 in 2008, which has been discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Condensed Financial Statements.
NEW ACCOUNTING STANDARDS
See the “Recent Accounting Pronouncements” section within Note 2, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Condensed Financial Statements for a more detailed discussion.
RESULTS OF OPERATIONS
As we have progressed through 2008, there have been growing concerns about the U.S. economic environment, including the significant turmoil in the credit and financial markets, declining GDP growth earlier in the year and negative GDP in the third quarter, an increase in the unemployment rate and increasing jobless claims; as well as several significant business failures. Economic challenges that began to surface over a year ago have now percolated across the global economy and have had an increasing impact on the staffing industry. Coinciding with these events, Global experienced revenue declines in the 3rd quarter of 2008 versus 2007. The economic uncertainties in which we currently operate make it challenging for us to predict the near-term future and a U.S. recession and continued decline in the U.S. economy could have a significant adverse impact on our business. Although there can be no assurance that historical trends will continue, permanent placement activity and staffing gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle.

We believe that some of the initiatives undertaken during the last several years, such as restructuring both our back office and field operations and upgrading our corporate systems and technology, have increased our operating efficiencies, thereby enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to any future growth and profitability. We have evaluated and, beginning in September 2008, made adjustments to our internal staff to reflect current sales volume, while not jeopardizing the high quality of service our customers have come to expect.
Our plan continues to focus organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. As funding becomes available, we plan to seek strategic acquisitions which will provide either geographic or business line opportunities. We believe this focus will enhance shareholder value in future years.
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements for all of 2008 and the three months ended September 2007 and four months of the nine month period ended September 2007. The impact of the Georgia acquisition, as explained in Note 10, Acquisitions, of the Notes to the Unaudited Consolidated Condensed Financial Statements, was not significant to our consolidated operating results in 2008. Expected revenue from the Georgia acquisition customers, based upon unaudited financial information, could add approximately 2% to our annual consolidated revenues.
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Nine months ended			Three months ended
	September		September	September		September
	2008		2007	2008		2007

REVENUES, net	100.0%		100.0%	100.0%		100.0%
COST OF SERVICES	74.2%		73.3%	73.3%		74.1%

GROSS PROFIT	25.8	%(a)	26.7%	26.7	%(a)	25.9%

OPERATING EXPENSES
Selling, general and administrative	20.8%		21.4%	20.7%		19.4%
Depreciation and amortization	1.6%		1.3%	1.6%		1.5%

Total operating expenses	22.4%		22.7%	22.3%		20.9%

OPERATING INCOME	3.4%		4.0%	4.4%		5.0%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.1%		-5.4%	-4.6%		-5.0%
Fair market valuation of warrant and conversion liability	3.9%		16.5%	0.9%		19.8%
Other (expense)	-0.5%		-0.3%	0.0%		0.0%

Total other income (expense), net	-1.7%		10.8%	-3.7%		14.8%

INCOME BEFORE INCOME TAX (BENEFIT)	1.7%		14.8%	0.7%		19.8%

INCOME TAX (BENEFIT)	-0.5%		0.1%	0.2%		0.7%

NET INCOME	2.2%		14.7%	0.5%		19.1%

(a)	Includes reduction of expenses from settlement related to workers’ compensation (<1%) for the nine months and 2.7% for the three months.

Revenues by division as a percent of total revenues are as follows:

	Nine months ended		Three months ended
	September 2008	September 2007	September 2008	September 2007
PEO	18.0%	20.3%	17.8%	18.1%
Staffing:
Commercial	35.9%	35.6%	34.7%	35.9%
Professional	17.5%	19.5%	18.5%	17.6%
Contingency	23.4%	18.9%	24.9%	22.7%
Permanent Placement	5.2%	5.7%	4.1%	5.7%

Total	100.0%	100.0%	100.0%	100.0%

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

	Gross reporting		Net reporting
	method	Reclassification	method
For the nine months ended September 2008
Revenues, net	$417,289,000	$(286,363,000)	$130,926,000
Cost of services	(383,520,000)	286,363,000	(97,157,000)

Gross profit	$33,769,000	$—	$33,769,000

For the nine months ended September 2007
Revenues, net	$430,465,000	$(302,617,000)	$127,848,000
Cost of services	(396,280,000)	302,617,000	(93,663,000)

Gross profit	$34,185,000	$—	$34,185,000

For the three months ended September 2008
Revenues, net	$133,567,000	$(91,969,000)	$41,598,000
Cost of services	(122,450,000)	91,969,000	(30,481,000)

Gross profit	$11,117,000	$—	$11,117,000

For the three months ended September 2007
Revenues, net	$147,272,000	$(100,383,000)	$46,889,000
Cost of services	(135,123,000)	100,383,000	(34,740,000)

Gross profit	$12,149,000	$—	$12,149,000

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 2008 AND SEPTEMBER 2007
Revenues
We experienced overall revenue growth in 2008 over 2007, with net revenues increasing 2.4%. One customer accounted for 17.7% of total revenue for the nine months ended September 2008. This customer is in the staffing services segment. No other customer accounted for more than 6.5% of revenues.
Staffing services segment revenues increased 5.2%. The year-over-year revenue growth is primarily attributable to the following factors:
•	Additional revenue from the acquisition of Career Blazers of $7.4 million and;
•	3.4% increase in the average bill rate in the professional division and;
•	1.9% increase in the number of billed hours in the commercial division: offset by;
•	9.4% decrease in permanent placement fee revenues and;
•	9.0% decrease in the number of billed hours in the professional division.
The professional division revenues reflect a reduction in our clinical research customer usage due to customer funding reductions associated with the termination of certain clinical drug trials and reduced demand for staffing services as customers were affected by weaker economic conditions.
Overall growth was effected by a decline in the third quarter as described in the changes in results of operations for the three months ended September 2008 below.
PEO services segment net revenues decreased 8.7%. The decrease was due to a 6.6% decrease in the average number of worksite employees and a decrease in billed worker’s compensation premiums, offset by slightly higher average wages per employee. The decline in average worksite employees was due primarily to the loss of residential construction jobs, a reduction in the average number of worksite employees per customer and economic softness in the Florida market. The decline in worker’s compensation premium was due largely to a Florida state mandated reduction in statutory rates.
Gross profit and gross margin percentage
Gross profit decreased 1.2% due to the aggregate revenue changes noted above and a decrease in gross margin percentage, offset by the workers’ compensation settlement of $1,110,000.
Staffing segment gross profit decreased 0.5%. PEO services segment gross profit decreased 2.9%.
Our consolidated gross margin percentage decreased due a to larger percentage of our consolidated revenues coming from our lower margin contingency staffing division and the commercial staffing line of business and lower permanent placement fees.
Gross margin percentage (without permanent placement revenue) in our professional staffing division decreased from 16.2% to 15.9% primarily due to the additional lower margin contingency staffing revenues, the reduction in our clinical research customer usage and a change in the mix of business between higher margin IT staffing and lower margin clerical staffing.
Gross margin percentage for the commercial staffing division changed slightly from 15.7% to 15.3% due to lower permanent placement fees, offset by slightly favorable effective workers’ compensation rate.
Gross margin percentage for the PEO segment, without regard to the workers’ compensation settlement, decreased from 45.8% to 44.0% primarily due to the statutory workers’ compensation rate reductions offset by an increase in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by declining economic conditions, changes in statutory unemployment rates as well as workers’ compensation rate structure and cost, which may be negatively affected by unanticipated adverse claim losses or state mandated rate adjustments.

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
SG&A as a percent of revenues decreased from 21.4% to 20.8%. SG&A expenses decreased $9,000. The decrease is primarily due to reduced sales compensation as a consequence of lower sales volumes and lower commission rates on lower gross margin sales, a reduction in share-based compensation, offset by the additional two months expense of Career Blazers and increased healthcare costs. Beginning in September 2008, we evaluated and made adjustments to our internal staff to reflect current sales volume. The result of this reduction in staff will affect fourth quarter results of operations. We expect SG&A expenses in 2008 to vary from levels experienced in 2007, due to headcount adjustments, new branch openings as well as closing of lower performing locations, the additional two months of costs associated with Career Blazers and share-based compensation.
Depreciation and amortization
Depreciation expense increased $213,000 reflecting the additional $843,000 of leasehold improvements added in late 2007 and early 2008 as well as approximately $1,000,000 of capital expenditures over the last eighteen months. We anticipate depreciation expense in 2008 to remain higher than 2007. Amortization decreased slightly due to the completed amortization of the temporary data base and non-compete agreements associated with the Career Blazer acquisition, offset by a full nine months of expense in 2008 vs. four months in 2007 related to the addition of identifiable intangible assets in the acquisition of Career Blazers and the Georgia acquisition.
Other expense
In 2008 we recorded $636,000 related to the repurchase of our senior secured convertible notes, primarily the result of unamortized loan origination fees.
Interest expense
Other interest expense, net, decreased $216,000. The change was primarily due to:
•	lower average outstanding balances on our senior credit facilities and lower principal amount of outstanding senior subordinated secured notes in 2008 compared to 2007 and;
•	lower interest rates on our senior credit facilities and:
•	lower interest rates on our mandatorily redeemable preferred stock and senior secured subordinated notes, which had been temporarily increased in 2007; offset by;
•	$525,000 of unamortized debt issuance costs and termination fees recorded related to the refinancing of our senior credit facility in 2008 and;
•	$395,000 of unamortized debt issuance costs and termination fees recorded related to the refinancing of our senior credit facility in 2007.
We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant and conversion liability of $5,071,000 and $21,093,000 for 2008 and 2007, respectively. The reduction was primarily the result of the retirement of significantly all our warrants, changes in interest rates, stock prices, the estimated term of the underlying financial instruments and volatility factors. Changes in the stock prices and volatility, as well as changes in interest rates, have had and may have a significant non-cash impact on the warrant and conversion valuation and net income in future periods.

Income taxes
Income tax expense attributable to income from operations for the nine months of 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations primarily as a result of revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and WOTC (in 2008) and FICA tip credits.
CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 2008 AND SEPTEMBER 2007
Revenues
We experienced a decrease in revenues in each of our divisions in 2008 over 2007 with consolidated net revenues decreasing 11.3%. One customer accounted for 18.6% of total revenue for the three months ended September 2008. This customer is in the staffing services segment. No other customer accounted for more than 7.4% of revenues.
Staffing services segment revenues dropped 11.1%. The year-over-year revenue change is primarily attributable to the following factors:
•	5.8% decrease in the number of billed hours in the professional division and;
•	37.6% decrease in permanent placement fee revenues and;
•	12.6% decrease in the number of billed hours in the commercial division, offset by;
•	8.9% increase in the average bill rate in the professional division.
The professional division’s revenue changes reflect a reduction in our clinical research customer usage due to customer funding reductions associated with the termination of certain clinical drug trials and overall revenues reflect reduced demand for staffing services as customers were affected by weaker economic conditions.
PEO services segment net revenues decreased 12.2%. The decrease was due to a 6.8% decrease in the average number of worksite employees, a decrease in billed workers’ compensation premiums and a decrease in average wages per employee. The decline in average worksite employees was due primarily to the loss of residential construction jobs, a reduction in the average number of worksite employees per customer and economic softness in the Florida market. The decline in workers’ compensation premiums was due largely to a Florida state mandated reduction in statutory rates.
Gross profit and gross margin percentage
Gross profit decreased 8.5% due to the revenue changes as noted above, a decrease in the gross margin percentage due to a change in the mix of business as explained below, offset by the workers’ compensation settlement of $1,110,000 noted above.
Staffing segment gross profit decreased 16.4% and PEO services segment gross profit increased 12.8%.
Our consolidated gross margin percentage increased due to the impact of the workers’ compensation settlement, offset by a larger percentage of our consolidated revenues coming from our lower margin contingency staffing division and a decrease in permanent placement fees.
Gross margin percentage (without permanent placement revenue) in our professional staffing division increased from 15.8% to 17.3% primarily due to an increase in mark up percentage and a change in the mix of business between higher margin IT staffing and lower margin clerical staffing and contingency staffing.
Gross margin percentage for the commercial staffing division decreased from 15.8% to 15.0% due to lower mark up percentage, offset by slightly favorable payroll burden rates.
Gross margin percentage for the PEO segment, without regard to the workers’ compensation settlement, decreased from 45.0% to 42.7% primarily due to the statutory workers’ compensation rate reductions and lower average salary per worksite employee.

We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. Future gross margin trends can be affected by economic conditions, changes in statutory unemployment rates as well as workers’ compensation cost, which may be negatively affected by unanticipated adverse claim losses or state mandated rate adjustments.
Selling, general and administrative expenses
SG&A expenses decreased 5.0% or $455,000. The decrease is primarily the result of a reduction in professional fees, share-based compensation and other wages and benefits, offset by higher healthcare costs. SG&A as a percent of revenues increased from 19.4% to 20.7%.
Depreciation and amortization
Depreciation expense increased $52,000 reflecting the additional leasehold improvements added in late 2007 and early 2008 as well as the level of capital expenditures over the last eighteen months. Amortization decreased $139,000 due to the completed amortization of the temporary data base and non-compete agreements related to the addition of identifiable intangible assets in the acquisition of Career Blazers, offset by additional amortization related to the Georgia acquisition.
Interest expense
Other interest expense, net, decreased $437,000. The change was primarily due to:
•	lower average outstanding balances and lower interest rates on our senior credit facilities in 2008 compared to 2007 and;
•	lower interest rates on our mandatorily redeemable preferred stock and senior secured subordinated notes.
We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant and conversion liability of $377,000 and $9,310,000 for 2008 and 2007, respectively. The reduction was primarily the result of changes in interest rates, stock prices, the estimated term of the underlying financial instruments and volatility factors. Changes in the stock prices and volatility, as well as changes in interest rates, have had and may have a significant non-cash impact on the warrant and conversion valuation and net income in future periods.
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
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. Please see the accompanying Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 2008 and 2007 for a more detailed description of our cash flows. The Company is principally focused on achieving the appropriate balance in the following areas: (i) achieving positive cash flow from operating activities; (ii) investing in our infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions, and (iv) reducing the outstanding balance of our debt. Our operating cash flows and credit line have historically been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.
Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments for certain non-cash charges such as depreciation and amortization expense, bad debt expense, share-based compensation and fair market valuation of warrant and conversion features. These adjustments are more fully detailed in our Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 2008 and 2007.

Net cash provided by operating activities increased $821,000 over 2007 due to the adjustments noted above and changes in our operating assets and liabilities.
Accounts receivable represented 87% and 86% of current assets as of September 2008 and December 2007, respectively. Our trade accounts receivable balance decreased 12.4% from December 2007.
We have accrued an estimate of claims payable under our large deductible insurance program that existed from February 1999 through July 2002. In October 2008, we paid a negotiated settlement amount of $900,000 for all claims under this program.
As of September 2008, we had federal net operating loss carry forwards of $4,916,000 expiring in 2023 through 2027, which we expects to begin utilizing in 2008. We have state net operating loss carry forwards of approximately $13,659,000, which expire on various dates from 2010 through 2027. Additionally, available FICA tip and WOTC tax credits of $4,777,000 expire in 2017 through 2027. These net operating losses and credits are available to us to reduce current tax liabilities in 2008 and later years.
Investing Activities
Capital expenditures were $371,000 in 2008 compared to $474,000 in 2007 and were primarily related to acquisition of computer related equipment and software, leasehold improvements and furniture. In 2008, we utilized $320,000 for the Georgia acquisition and in 2007; we utilized $9,600,000 for the acquisition of Career Blazers. Capital expenditures for all of 2008 are expected to be less then the 2007 annual total of $745,000.
Under the asset purchase agreement with Career Blazers, we may be required to make a contingent payment of $1,250,000 in December 2008 or January 2009 depending on when and if certain conditions, tied to the purchased business’ largest customer, are met.
Financing Activities
Our cash position is determined after considering outstanding checks (“bank overdrafts”) issued against cash balances maintained at the corresponding bank. Cash deposited in controlled lockboxes are considered payments against the 2008 credit facility.
The net increase on our line of credit was primarily related to the repayments on our bank term note and repurchase of our senior subordinated notes in April 2008 and the acquisition of Career Blazers in February 2007.
On April 29, 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“2008 facility”) with Wells Fargo Bank (“Wells Fargo”) for a revolving line of credit and letters of credit collateralized by our subsidiaries eligible accounts receivable as defined in the 2008 facility, which provides for a borrowing capacity of $26 million, including up to $6 million under a term note. Borrowing under the term note may be funded in increments during the first twelve months of the agreement. The term note is payable in monthly installments (currently $213,000), based upon the amount funded, plus interest beginning in May 2008 and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the 2008 facility, from each year beginning with 2008, is due in April of the following year. Based upon our current estimate, no payment will be due in 2009. The term note bears interest at prime rate (4.0% at November 12, 2008) plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit is payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums. A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee will be charged. We paid a closing fee of $50,000 to Wells Fargo. The 2008 facility expires in April 2011.
We borrowed $9,996,000 on the revolving line of credit and $4,100,000 on the term note in connection with the payment in full of all outstanding amounts owed to CapitalSource, our former senior lender.
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

Borrowing availability under the revolving facility and term note was $3,341,000 and $900,000, respectively, as of September 2008.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.
COMMITMENTS AND CONTINGENCIES
In August 2008, we entered into a new lease agreement for our New York office which commenced in October of this year. Total commitments under the ten year lease are $3.9 million, subject to an early termination clause in 2013. The new lease will not have a significant impact on our liquidity or operating income. We have not entered into any other significant commitments that have not been previously disclosed in our annual report on Form 10-K for the year ended December 30, 2007 as filed with the SEC on April 15, 2008.
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
Our 2008 facility provides for a revolving line of credit in the maximum amount of $20 million and a $6 million term loan at floating interest rates. Based on current outstanding debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $286,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 2008, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, as discussed below, our CEO and CFO concluded that as of September 2008, our disclosure controls and procedures were not effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses, our unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, the following material weaknesses in internal control over financial reporting existed as of September 2008:
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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our chief executive officer and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no changes have occurred.
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
Item 1A. Risk Factors
Other than as noted below, there has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K, filed April 15, 2008 under PART 1, Item 1A., “Risk Factors”.
We derive a significant amount of our revenues from one customer and if we are unable to retain the customer, our results of operations would suffer.
One customer accounted for 18.6% and 17.7% of total revenue for the three and nine months ended September 2008. This customer is in the contingency staffing division of the staffing services segment. Gross profit percentage in this division is significantly lower than that of our non-contingency professional staffing business.
No other customer accounted for more than 7.4% and 6.5% of revenues for the three and nine months ended September 2008.

Any significant economic downturn could result in our clients using fewer temporary and contract workers or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.
Because demand for staffing services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary and contract workers before undertaking layoffs of their regular employees, resulting in decreased demand for temporary and contract workers. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, which would result in lower profit levels.
In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients does not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, our cash flow and profitability may suffer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
None.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: November 12, 2008	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith