Form 10-K
period 2009-01-04
Global Employment Holdings, Inc.
filed 2009-04-06
CIK 1348155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 4, 2009
Commission File Number 000-51737
GLOBAL EMPLOYMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	43-2069359 (IRS Employer Identification Number)

10375 Park Meadows Drive, Suite 375
Lone Tree, Colorado	80124
(Address of Principal Executive Offices)	(Zip Code)
(303) 216-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered N/A
Securities registered pursuant to Section 12 (g) of the Act: common stock, $0.001 par value per share
Indicate by check mark if the registrant is a well seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
We have computed the aggregate market value of the common stock held by non-affiliates of the Registrant to be approximately $8,391,000, based on the closing price of $1.14 per share on the OTC BB as of June 29, 2008. Shares of common stock held beneficially by executive officers and directors have been excluded, without conceding that all such persons are “affiliates” of the Registrant.
The number of shares of common stock outstanding at April 3, 2009 was 10,548,330.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the company’s Proxy Statement for its 2009 Annual Meeting are incorporated by reference into Part III of this annual report on Form 10-K.

PART I.
Cautionary Note Regarding Forward Looking Statements
This Form 10-K and other materials we will file with the Securities and Exchange Commission, also referred to herein as the SEC, contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company’s mix of services on gross margin, the adequacy of our workers’ compensation reserves and allowance for doubtful accounts, assumptions related to our stock compensation and warrant and conversion liability valuation, the effectiveness of our management information systems, the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the human capital solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; material deviations from expected future workers’ compensation claims experience; collectability of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; the availability of credit, capital or letters of credit necessary to meet state-mandated surety deposit requirements; and government regulation. These forward-looking statements speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section entitled “Risk Factors.”
ITEM 1. BUSINESS
Overview of our Business
Global Employment Holdings, Inc. (“Global,” the “Company,” “our”, “us” or “we”), through our wholly-owned subsidiary, Global Employment Solutions, Inc., a Colorado Corporation, is a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and a professional employer organization also referred to as PEO services.
Recent Developments
On March 12, 2009, pursuant to an Asset Purchase and Sale Agreement (the “TPS Agreement”) we sold substantially all of the property, assets, business and contracts of our Georgia subsidiary, Temporary Placement Service, Inc. (“TPS”) to Eastern Staffing, LLC, d.b.a. Select Staffing (“Select Staffing”), and Select Staffing assumed certain liabilities of TPS. TPS provided temporary staffing services primarily in Georgia in the light industrial sector.
For additional and more detailed information regarding the Asset Purchase and Sale Agreement, please refer to Notes A and S to the Notes to Consolidated Financial Statements included in this annual report on Form 10-K and our current report on Form 8-K/A that we filed with the Securities and Exchange Commission on March 18, 2009.
Industry Overview
Staffing Services Segment Overview
The staffing services segment consists of several areas of specialization. We provide direct placement and temporary staffing services in a number of areas, such as clerical, information technology, engineering, accounting and finance, call center and logistics, among others. As a result of the acquisition of Career Blazers, we added a significant amount of “payrolling” services, also referred to as contingency services. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider.

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
Management believes that the staffing industry and the employees performing these temporary staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.
Staffing Industry Analysts, Inc. states on their website that the staffing industry generated approximately $87 billion in sales in 2008. This is a decrease of approximately 10% as compared to 2007. The staffing industry sales for 2008 are comprised of $71 billion from temporary and contract staffing and $16 billion in search and permanent placement services.
In a statement before the Joint Economic Committee of the United States Congress, the Commissioner of the Bureau of Labor Statistics of the U.S. Department of Labor discussed employment and unemployment data which was released on February 6, 2009. The Commissioner stated that overall job losses in all employment sectors were 3.6 million since the start of the recession in December 2007, with about half of the decline occurring during November 2008 thru January 2009. Job losses in the temporary help agencies were approximately 605,000 since December 2007.
PEO Segment Overview
PEO services enable customers to cost-effectively outsource the management of human resources, employee benefits, payroll and workers’ compensation functions. Businesses today need help managing increasingly complex and time consuming employee related matters such as health benefits, workers’ compensation claims, payroll, payroll tax compliance, and unemployment insurance claims. They contract with a PEO to assume these responsibilities and provide expertise in human resources management. This allows the PEO customer to concentrate on the operations and revenue-producing side of its operations. A PEO provides integrated services to effectively manage critical human resource responsibilities and employer risks for customers. A PEO delivers these services by establishing and maintaining an employer relationship with the employees at the customer’s worksite and by contractually assuming certain employer rights, responsibilities, and risks. As reported on the website of the National Association of Professional Employer Organizations, also referred to herein as NAPEO, accessed in 2009, the U.S. Small Business Administration, also referred to herein as the SBA, estimates that between 1980 and 2000, the number of U.S. laws and regulations regarding employment policies and practices grew by approximately 60%, and the owner of a small or midsized business now spends up to a quarter of his or her time on employment-related administrative functions. PEO’s assume much of this burdensome responsibility and improve customers’ compliance therewith.
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
The NAPEO website reports the PEO segment generated approximately $63 billion in gross revenues in 2008. There are an estimated 700 PEOs offering a wide array of employment services and benefits operating in the 50 U.S. states. The website states that “2009 should be the year of PEO publicity and as more and more businesses are working to identify efficiencies and focus on their core competencies, the PEO industry is in a tremendous position to help these business not only survive a challenging economy, but prosper in it.”

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
The NAPEO website states that PEOs also serve to improve the employment conditions of worksite employees. PEOs assist in providing enhanced access to employee benefits for between two to three million working Americans. This number is growing every year because of the savings and benefits that a PEO can provide to small businesses. PEO expertise improves the work environment and increases safety. According to the NAPEO website, the SBA has reported that the opportunity for workers at a small business to have access to a 401(k) retirement savings plan has dropped from 28% to 19%. However, 95% of NAPEO member PEOs sponsors a 401(k) or similar retirement savings plan. The average gross pay of a PEO worksite employee is approximately $31,000 annually.
According to independent research conducted by the Society of Human Resource Management Foundation in May 2002, PEOs allow small to midsized business customers to “reduce costs and free up time to devote to revenue generating activities, and improvements that can be instrumental to gaining a competitive advantage.”
Company overview
Our History
We were incorporated in Delaware on May 19, 2004 under the name R&R Acquisition I, Inc. The company was formed as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.
On March 31, 2006, we entered into and closed a share purchase agreement with the holders of 98.36% of the outstanding equity securities of Global Employment Solutions. Also on March 31, 2006, Global Employment Solutions entered into a merger agreement with a wholly-owned subsidiary of ours resulting in Global Employment Solutions being 100% owned by Global Employment Holdings. The share exchange and merger was treated as a recapitalization of Global Employment Solutions for financial accounting purposes. In connection with the recapitalization of Global Employment Solutions, we issued of senior subordinated secured convertible notes (“convertible notes”) and warrants, mandatorily redeemable convertible preferred stock and warrants, and common stock and warrants in private placements to an aggregate of 19 institutional investors, all of whom were accredited investors. Substantially all the warrants were exchanged for stock in December 2007. Global Employment Solutions was incorporated in 1998 and developed its platform and scale through a series of acquisitions of staffing and PEO businesses during 1998 and 1999.
In February 2007, we closed an asset purchase agreement with several Career Blazers entities and Cape Success LLC. Under the agreement, we purchased substantially all of the property, assets and business of Career Blazers. With offices in New York City, New Jersey, Washington DC and Maryland, Career Blazers provides temporary, “payrolling” services, also referred to as contingency services, and permanent staffing and related services to customers in the northeastern region. The acquisition allowed Global to expand our operations into these markets not previously served by us.
As noted above, in March of 2009, we elected to exit the light industrial sector of the staffing business and sold the TPS business. This decision was based on increasing pressure from customers to reduce pricing, expected increased burden costs in workers’ compensation and unemployment, a long history of declining pricing and margins and the high volatility of this sector in connection with economic cycles.

Subsidiaries
Our staffing segment operates under the names Global Employment Solutions or Career Blazers and our PEO operates under the name Global Employment Solutions PEO.
Our staffing services segment consists of:
•	Temporary Placement Service, Inc. (business sold in March 2009)
•	Main Line Personnel Services, Inc. (“Main Line”)
•	Friendly Advanced Software Technology, Inc. (“FAST”)
•	Excell Personnel Services Corporation (“Excell”)
Our PEO services segment, collectively referred to as Global Employment Solutions PEO, consists of:

Current Name	Formerly

• Global Employment Solutions PEO Inc.	• Southeastern Staffing, Inc.

• Global Employment Solutions PEO II Inc.	• Southeastern Staffing II, Inc.

• Global Employment Solutions PEO III Inc.	• Bay HR, Inc.

• Global Employment Solutions PEO IV Inc.	• Southeastern Georgia HR, Inc.

• Global Employment Solutions PEO V Inc.	• Southeastern Personnel Management, Inc.

• Global Employment Solutions PEO VI Inc.	• Southeastern Staffing III, Inc.

• Global Employment Solutions PEO VII Inc.	• Southeastern Staffing IV, Inc.

• Global Employment Solutions PEO VIII Inc.	• Southeastern Staffing V, Inc.

• Global Employment Solutions PEO IX Inc.	• Southeastern Staffing VI, Inc.

• Keystone Alliance, Inc.
Services
Through our wholly-owned operating subsidiary, Global Employment Solutions, we are a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and PEO services.
Staffing services
The staffing services segment consists of several areas of specialization. We currently provide direct placement and temporary staffing services in a number of areas, such as clerical, information technology, engineering, accounting and finance, call center and logistics, among others. As a result of the Career Blazers acquisition, we added a significant amount of “payrolling” services, also referred to as contingency services. Payrolling services consist of a staffing firm placing on its payroll employees recruited or hired by a customer. Assignments are generally of a longer-term nature. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider. As a result of the sale of the TPS business in March 2009, we exited the light industrial staffing sector which was primarily located in Georgia.

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
Management believes that staffing services are, and will remain, a significant portion of the labor market for the foreseeable future. Management also believes that employees performing these staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.
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
Operations
We operate each branch as a separate profit center and provide managers considerable operational autonomy and financial incentives. Managers focus on business opportunities within their geographical markets and are provided centralized support to achieve success in those markets. We believe this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.
Recruiting
We believe a key component of our success is the ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our temporary employees and permanent placement candidates to meet the needs of our customers.
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

Customers
We currently service small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. One customer accounted for 17.4% and 14.3% of total revenue during 2008 and 2007, respectively. This customer operates primarily in the contingency staffing division of the staffing services segment. During 2008 and 2007, no other customer accounted for more than 6.3% and 4.8% of our revenue, respectively.
With 93% of our PEO business in Florida, our PEO is focused on industry segments indigenous to the unique economy of Florida. As a result, at the end of 2008, 25% of our PEO business is in construction, 21% in restaurants, 8% in manufacturing, 5% in professional services and 41% in hospitality and other services. The average size of our PEO customer base is 14 employees.
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
Increase Customer Utilization of our Services
We believe we will be able to continue to maintain our average level of professional service fees per customer employee and improve customer retention as our customers more fully utilize our current service offerings. We invest substantial time integrating our services into our customer’s organizations to optimize their effectiveness and measure their results and believe our long-term partnership philosophy provides us with the opportunity to expand our PEO and staffing services.
Enhance Management Information Systems
We continue to invest in developing our information technology infrastructure. We believe our platform gives us a competitive advantage by allowing us to provide a high level of flexibility in meeting a variety of demands of our small and medium-sized business customers on a cost-effective basis. Furthermore, we believe our current technology platform is capable of supporting our planned development of new business units and expected increased market share in the foreseeable future.
Penetrate Other Selected Markets
We intend to open additional branch offices in new geographic markets as opportunities arise. During 2008 we began providing PEO services in Texas.
Pursue Strategic Acquisitions
In order to increase our customer base we plan to expand our presence in existing markets, enter new markets and broaden our service offerings, which may include additional strategic acquisitions in both staffing and PEO services.
Financial Information about Segments
Refer to Note P in the Notes to Consolidated Financial Statements included in Item 15 of this annual report on Form 10-K, which is incorporated by reference.
Financial Information about Geographic Areas
Refer to Notes A and P in the Notes to Consolidated Financial Statements included in Item 15 of this annual report on Form 10-K, which is incorporated by reference.

New Market Segments
We are not currently developing any new segments. However, we review acquisition opportunities on a periodic basis. While growth through acquisition is an element of our overall strategic growth plan, there can be no assurance any additional acquisitions will be completed in the foreseeable future, or any future acquisitions will have a positive effect on our financial performance.
Competition
The staffing industry is highly competitive with few barriers to entry. We believe the majority of commercial staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. According to the ASA’s website, accessed in 2009, there are over 6,000 providers of human capital services in the United States who have been in business for more than one year. Competition in the staffing and PEO services segments comes from a variety of sources such as national and multi-national public service providers, large regional service providers, multi-branch local service providers and single branch local service providers. National service providers attempt to align themselves with national corporations to become the exclusive service providers of those corporations as well as compete at the local level through branch networks. Regional and local providers are often formidable competitors due to management tenure and years in a market. We compete directly with national staffing services providers, such as Kelly Services, Inc, Robert Half International, Inc., MPS Group, TrueBlue, Inc., Manpower, Inc., Randstad Group and Spherion Corporation and national PEO service providers, such as Administaff, Inc., Automatic Data Processing, Inc., Gevity HR, Inc., Oasis Outsourcing and Strategic Outsourcing Inc. We also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects, such as TeleTech Global Inc.
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
Seasonality
The staffing services segment is subject to seasonality. In light industrial services, customer demand for workers is usually higher between July and November each year. Demand recedes somewhat starting in late December through March. The PEO services segment suffers far less from seasonal fluctuations, with the exception of the first quarter of each year when generally traditionally more new business is booked than during other times of the year. We elected to exit the light industrial sector of the staffing business in March 2009.
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
All payroll and billing processing functions are centralized at our national billing office in Denver, Colorado for staffing services or in Tampa, Florida for PEO services.

Risk Management Programs
We are responsible for all employee-related expenses for our temporary staff and PEO employees, including workers’ compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. We provide workers’ compensation insurance covering all of our employees through various providers. We maintain guaranteed cost policies for workers’ compensation coverage in the states in which we operate, with minimal loss retention for employees in our commercial division of the staffing services segment. Under these policies, the Company is required to maintain refundable deposits of $1,476,000 and $1,774,000, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 2008 and 2007, respectively.
The Company had a large deductible insurance program that existed from February 1999 through July 2002. As of December 2007, the estimated remaining claims under this program were $2,037,000. This balance was reported within accrued liabilities in the accompanying consolidated balance sheets. During the third quarter of 2008, the Company and the insurance company agreed to settle the liability for $900,000, which was paid in October 2008. As a result of the settlement, the Company recorded $1,110,000 (net of associated costs) as an adjustment to cost of services in the accompanying consolidated statements of operations.
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
Employees
As a result of the sale of the TPS business, our employee count was reduced. As of April 3, 2009, we had approximately 15,000 employees, consisting of approximately 800 staffing services employees, approximately 14,000 PEO worksite employees and approximately 200 internal managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer companies. We are the exclusive employer of our managerial, sales, administrative and staffing services employees. Our employment relationship with our PEO worksite employees is considered a “co-employment” relationship. The PEO relationship involves a contractual allocation and sharing of employer responsibilities between our customer and us. We believe we are an employer of employees provided to our PEO customers on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. As co-employer with our customer companies, we contractually assume substantial employer rights, responsibilities, and risks through the establishment and maintenance of an employer relationship with the workers assigned to our customers. More specifically, we establish a contractual relationship with our customers whereby we:
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
During 2008, none of our employees were covered by a collective bargaining agreement. Each of our managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to compete for 12 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe that our employee relations are good.
Service Marks
We regard our service marks and similar intellectual property as important, but not critical, to our success. We rely on a combination of laws and contractual restrictions with our employees, customers and others to establish and protect our proprietary rights.

We have registered seven service marks in the United States: Global Employment Solutions, Global Employment Solutions, accompanied by a design element, Career Blazers (for employment agency services), Career Blazers (for franchising services), a miscellaneous triangular design used in the Career Blazer business, Excell, accompanied by a design element and Excellence at work. Some of our subsidiaries operate under unregistered trade names such as GES PEO. In addition, we have two registered copyrights.
Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use.
Regulatory and Legislative Issues
We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations
Business Operations
We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.
Employee Benefit Plans
Our operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client locations (sometimes referred to as “work-site employees”), we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.
Working Capital Practices
See the discussion contained under the caption “Liquidity and Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form10-K as well as the discussion under the caption “ITEM 1A. Risk Factors.”
Available information
We file electronically with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is https://www.gesnetwork.com. The information included on our website is not included as a part of, or incorporated by reference into, this annual report on Form 10-K. We will make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer.
ITEM 1A. RISK FACTORS
There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this annual report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Any significant economic downturn could result in our clients using fewer temporary and contract workers or becoming unable to pay us for our services on a timely basis, which would materially adversely affect our business.
The demand for the Company’s services in all segments is dependent upon general economic conditions. During 2008 and into 2009 there has been great concerns about the U.S. economic environment, including the significant turmoil in the credit and financial markets, declining GDP growth, negative GDP, an increase in the unemployment rate and increasing jobless claims; as well as several significant business failures. Economic challenges that began to surface over a year ago have now percolated across the global economy and have had an increasing impact on the staffing industry. The economic uncertainties in which the Company currently operates make it challenging to predict the near-term future and the U.S. recession and continued decline in the U.S. economy has had a significant adverse impact on the Company’s business. Although there can be no assurance that historical trends will continue, permanent placement activity and staffing gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle.
Because demand for staffing services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary and contract workers. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, which would result in lower profit levels.
The current economic downturn is having a negative impact on small and medium size businesses, which make up the majority of our PEO clients. In turn, these businesses are cutting costs, including trimming employees from their payrolls, or ceasing operations altogether. In addition, businesses may be reluctant to enter into new PEO arrangements because of the uncertainty regarding the timing of any economic recovery. These forces may result in decreased PEO revenues due both to the downsizing of our current clients and difficulties in attracting new clients.
In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients do not pay amounts owed to us in a timely manner or become unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, our cash flow and profitability may suffer.
While the Company attempts to manage its costs, including its personnel, in relation to its business volumes, these efforts may not be successful and the timing of these efforts and associated costs may adversely affect the Company’s results.
We have experienced slowdowns in construction related businesses in Florida, carpet related industries in Georgia and professional direct placement.
We derive a significant amount of our revenues from one customer and if we are unable to retain the customer, our results of operations will suffer.
One customer accounted for 17.4% and 14.3% of total revenue during 2008 and 2007, respectively. This customer is primarily in the contingency staffing division of the staffing services segment. Gross profit percentage in this division is significantly lower than that of our non-contingency professional staffing business.
No other customer accounted for more than 6.3% and 4.8% of revenues during 2008 and 2007, respectively.
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
Our business is subject to risks associated with geographic market concentration.
Geographic revenue in excess of 10% of our consolidated revenue was generated in the following areas:

	2008	2007
Georgia — primarily TPS	35%	37%
Florida	17%	19%
New York/New Jersey	30%	27%
As a result of the sale of the TPS business, revenues in other geographic areas will increase as a percent of consolidated revenues. If the regulatory environment in the markets in which these offices operate changes in a way that adversely affects our ability to do business or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected. Further, the local economies in some of the geographic areas in which we operate, such as, but not limited to, Florida, may suffer adverse effects from hurricanes or other natural disasters which could result in our inability to operate, a decrease in our revenues or an increase in our costs of doing business.
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
The customer retention rate, as a percent of average customers, in our PEO services segment was 72% and 73% for 2008 and 2007, respectively. The number of PEO services customers billed increased in each of the years 2008 and 2007.
We did not lose any significant customers in the staffing segment in 2008.
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
The amount we are entitled to borrow under our revolving line of credit is calculated weekly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The amount available under our revolving line of credit was $1,592,000 as of March 29, 2009. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.
Our credit facility includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including fixed charges ratios, annual capital expenditure limitations and restrictions on the payment of dividends.
Any future failure to comply with the covenants which may occur under our credit facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurance that any future lender will waive defaults that may occur in the future. If we were forced to refinance our credit facility, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.
We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, and have, in the past, been required to aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps included working to improve collections, adjusting the timing of cash expenditures and reducing operating expenses where feasible.
Failure to comply with restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.
Our failure to comply with restrictive covenants under our credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.
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
We could be required to write-off goodwill in future periods if our future operating results suffer.
In accordance with generally accepted accounting principles, we are required to review our goodwill for impairment at least annually. Our goodwill was $20.7 million at the end of 2008. An unfavorable evaluation could cause us to write-off goodwill in future periods. The current economic climate heightens the risk of future write-offs. Any future write-offs could have a material adverse impact on our financial condition and results of operations.

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
We believe we are an employer of record for the employees provided to our PEO and temporary staffing services customers on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be an employer under such laws and regulations and are therefore unable to assume obligations of our customers for employment and other taxes, our customers may be held jointly and severally liable with us for payment of such taxes. Some customers or prospective customers may view such potential liability as an unacceptable risk, discouraging current customers from continuing their relationships with us or prospective customers from entering into new relationships with us.
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
We are responsible for and pay unemployment insurance premiums for our PEO, temporary and regular employees. Unemployment is running at a level not seen in many years. It is expected these costs will rise as a result of increased claims, general economic conditions and government regulations. Should these costs increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with the increased costs, and if we do not, our results of operations and liquidity could be adversely affected.
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
From time to time, we are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our business, financial condition and results of operations if we are unable to recover any monetary liability resulting from a successful claim.
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
A significant amount of common stock is subject to issuance upon the conversion of our convertible notes and mandatorily redeemable convertible preferred stock. The conversion, exercise and sale of these financial instruments could depress the market price of our common stock.
We have outstanding $21 million aggregate principal amount of convertible notes convertible at a holder’s option into approximately 4,771,000 shares of our common stock at any time prior to maturity, at a conversion price of $4.40 per share, subject to adjustment upon certain events. If during the period from March 31, 2007 through March 31, 2009, the closing sale price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at our option in cash, equal to the present value of the interest that would have accrued from the redemption date through the maturity date. Our common stock has not traded at 200% at the current conversion price since March 31, 2007. No holder converted under this provision. A note holder may not convert our convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and Series A mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.

We have outstanding 12,750 shares of our Series A mandatorily redeemable convertible preferred stock currently convertible into approximately 3,852,000 shares of common stock at a conversion price of $4.07. The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into a number of shares of our common stock resulting from dividing the face value plus a premium, calculated at an annual rate of 8% (as adjusted and subject to temporary adjustment) from issuance to maturity, by the conversion price, subject to adjustment upon certain events. A stockholder may not convert our Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and mandatorily redeemable convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
We cannot assure that we will list our common stock on NASDAQ or any other national securities system or exchange.
Although we intended to apply to list our common stock on NASDAQ or the American Stock Exchange, we do not currently meet the initial listing standards of either of those and we cannot assure that we will be able to qualify for and maintain a listing of our common stock on either of those or any other stock system or exchange in the future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 10375 Park Meadows Drive, Suite 375, Lone Tree, CO 80124. The telephone number of our corporate headquarters is (303) 216-9500. Our headquarters total approximately 4,300 square feet and the lease expires in April 2010. In addition, we lease space for our branch offices: two in Florida and one each in Illinois, New York, Maryland, New Jersey, Pennsylvania and the District of Columbia. The majority of the leases are for fixed terms of one to 10 years and contain customary terms and conditions. Management believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed. Prior to of the sale of the TPS business, we leased space in Georgia.
ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings
From time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. We carry insurance to mitigate any potential liabilities associated therewith. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. As of the date of this annual report on Form 10-K, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
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

2008:	High	Low
First quarter ended March 30, 2008	$2.50	$1.50
Second quarter ended June 29, 2008	$2.45	$1.05
Third quarter ended September 28, 2008	$1.90	$0.75
Fourth quarter ended January 4, 2009	$1.10	$0.13

2007:	High	Low
First quarter ended April 1, 2007	$5.25	$5.00
Second quarter ended July 1, 2007	$5.25	$3.75
Third quarter ended September 30, 2007	$3.75	$1.50
Fourth quarter ended December 30, 2007	$2.50	$1.50
As of March 31, 2009, the last reported sales price on the OTC BB for our common stock was $0.35 per share.

Sales of unregistered securities and use of proceeds.
None.
Issuer purchases of securities for cash.
None.
Dividends
We did not declare or pay any dividends during 2007 or 2008. We do not intend to pay any dividends on our common stock in the foreseeable future. We are restricted or prohibited from paying common stock dividends by the terms of our preferred stock, convertible notes and senior credit facility.
Stockholders
As of March 31, 2009, we had approximately 160 holders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The table below sets forth, as of the end of 2008, information about our common stock that may be issued upon the exercise of options under our 2006 Stock Plan.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,026,951	$1.88	1,780,049
Equity compensation plans not approved by security holders	—	—	—

Total	3,026,951	$1.88	1,780,049

A description of the equity compensation plan is incorporated by reference to Note K in the Notes to Consolidated Financial Statements included in Item 15 in this annual report on Form 10-K.

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

	Years Ended
(All amounts in thousands, except per share data)	2008	2007	2006		2005	2004
Revenues, net	$168,476	$173,893	$128,790		$111,563	$97,126
Gross profit	$42,775	$45,329	$36,719		$34,370	$30,200
SG&A expenses	$35,604	$37,432	$28,311	(a)	$45,478 (b)	$23,936
Depreciation and amortization	$2,689	$2,563	$573		$729	$734
Operating income (loss)	$4,482	$5,334	$7,835		$(11,837)	$5,530
Other income (expense)	$(3,802)	$5,543	$(7,959	)(c)	$(256)	$(703)
Net income (loss)	$(7,328)	$10,966	$1,309		$(15,725)	$2,793
Dividend paid to Series C preferred shareholders	$—	$—	$—		$(6,300)	$—
Valuation of redeemable preferred stock	$—	$—	$—		$(36,693)	$—
Income (loss) available to common stockholders	$(7,328)	$10,966	$1,309		$(58,718)	$2,793
Income (loss) per share:
Basic earnings (loss) per share
Income (loss) available to common stockholders	$(0.69)	$1.67	$0.23		$(10.95)	$0.51
Weighted average number of shares outstanding	10,548	6,550	5,745		5,363	5,471
Diluted earnings (loss) per share
Income (loss) available to common stockholders	$(0.69)	$1.04	$0.23		$(10.95)	$0.51
Weighted average number of shares outstanding	10,548	15,587	5,745		5,363	5,471
Total assets	$55,112	$69,486	$57,202		$52,920	$51,014
Long-term debt, net	$17,087	$16,114	$15,138		$—	$17,800
Long-term mandatorily redeemable preferred stock, net	$7,215	$4,588	$2,013		$—	$5,856
Stockholders’ equity (deficit)	$(4,982)	$983	$(19,641)		$(24,921)	$11,234

(a)	Includes $1,048 of non-recurring compensation expense in connection with the March 31, 2006 recapitalization.

(b)	Includes $21,152 of restricted stock compensation recorded in connection with the March 31, 2006 recapitalization.

(c)	Includes $3,359 of expenses recorded in connection with the March 31, 2006 recapitalization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Global together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in Item 15 in this annual report on Form 10-K for the year ended January 4, 2009.
Cautionary Statement
This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause our actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in “Item 1A.—Risk Factors”. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.
Overview
We provide human resource management services, comprised principally of staffing services and PEO services. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our PEO service fees are generated from contractual agreements with our PEO clients under which we become a co-employer of our client’s workforce with responsibility for some or all of the client’s human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent (“EITF No. 99-19”). Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

Through centralized operations at our two billing locations, we prepare invoices weekly for our staffing services customers and following the end of each payroll processing cycle for PEO clients. We invoice our customers and clients as each payroll is processed. Payment terms for staffing customers are generally due upon receipt, while Contingency and PEO clients’ invoices are generally due on the invoice date.
Our cost of revenues is comprised of direct payroll costs for staffing services, employer payroll-related taxes and employee benefits and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer.
Selling, general and administrative expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office staff payroll and personnel related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, travel, depreciation, occupancy costs, information systems costs and executive and corporate staff incentive compensation.
Amortization of intangible assets consists of the amortization of acquisition related intangibles. These costs are amortized using the straight-line method over their estimated useful lives, which range from three months to five years.
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
Allowance for Doubtful Accounts
In our business, we must make estimates of the collectability of accounts receivable. Accounts receivable represented 39% and 40% of our total assets as of the end of 2008 and 2007, respectively. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. We monitor all accounts weekly and evaluate the allowance for doubtful accounts quarterly. We also consider a number of factors, including the length of time accounts receivable are past due, our previous loss history, and the condition of the general economy and the industry as a whole. Based on previous loss history, permanent placement allowances are established to estimate losses (returned placement revenues) due to placed candidates not remaining employed for the period guaranteed by us, which is normally 30 to 90 days. If our customers’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Warrant and Conversion Feature Valuation
We applied the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of our common stock warrants and the conversion features embedded in our convertible notes and Series A mandatorily redeemable preferred stock. Accordingly, we recorded a warrant and conversion feature liability upon the issuance of our mandatorily redeemable convertible preferred stock and convertible notes equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments. We adjust this quarterly to the estimated fair market value based upon then current market conditions.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note A in the Notes to the Consolidated Financial Statements beginning on page F-6 of this annual report on Form 10-K.
Executive Overview
Global experienced a relatively strong first quarter of the year followed by progressively weaker quarters as the economic environment deteriorated. During 2008, there were great concerns about the U.S. economic environment, including the significant turmoil in the credit and financial markets, declining GDP growth earlier in the year and negative GDP in the third and fourth quarters, an increase in the unemployment rate and increasing jobless claims; as well as several significant business failures. Economic challenges that began to surface over a year ago have now percolated across the global economy and have had an increasing negative impact on the staffing industry. Coinciding with these events, Global experienced revenue declines in the second, third and fourth quarters of 2008 compared to the same periods in 2007. The economic uncertainties in which we currently operate make it challenging for us to predict the near-term future and the current U.S. recession and continued decline in the U.S. economy have resulted in an adverse impact on our business. We believe the markets we serve will continue to remain under pressure until the overall economy stabilizes and begins to grow again. Although there can be no assurance that historical trends will continue, permanent placement activity and staffing gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle.
We believe that some of the initiatives undertaken during the last several years, such as restructuring both our back office and field operations and upgrading our corporate systems and technology, have increased our operating efficiencies, thereby enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to any future growth and profitability. We continue to evaluate and make adjustments to our internal staff to reflect current sales volume, while not jeopardizing the high quality of service our customers have come to expect.
Our plan continues to focus organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. As funding becomes available, we plan to seek strategic acquisitions which will provide either geographic or business line opportunities. We believe this focus will enhance stockholder value in future years. Our decision to sell the TPS business in March 2009 was due partially to expected declines in gross margin in that sector in coming years.
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers were included in our consolidated financial statements for all of 2008 and ten months in 2007. The impact of the Georgia acquisition in June 2008, as explained in Note R, Acquisitions, of the Notes to the Consolidated Financial Statements, was not significant to our consolidated operating results in 2008.
The Company had a large deductible insurance program that existed from February 1999 through July 2002. As of December 2007, the estimated remaining claims under this program were $2,037,000. This balance was reported within accrued liabilities in the accompanying consolidated balance sheets. During the 3rd quarter of 2008, the Company and the insurance company agreed to settle the liability for $900,000, which was paid in October 2008. As a result of the settlement, the Company recorded $1,110,000 (net of associated costs) as a reduction to cost of services in the accompanying consolidated statements of operations.
Fluctuations in Quarterly Operating Results
We have historically experienced significant fluctuations in our quarterly operating results and anticipate such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, holidays, wage limits on payroll taxes and demand and competition for services. Our revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on our staffing services business. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll costs later in the year as some employees exceed federal and state statutory wage limits for unemployment and social security taxes.

Results of Continuing Operations
The table below sets forth, for the periods indicated, certain results of continuing operations data as a percentage of total revenues, net.

	2008	2007

REVENUES:
Staffing	81.5%	80.4%
PEO	18.5%	19.6%

TOTAL REVENUES, net	100.0%	100.0%
COST OF SERVICES	74.6%	73.9%

GROSS PROFIT	25.4%	26.1%

OPERATING EXPENSES
Selling, general and administrative	21.1%	21.5%
Depreciation and amortization	1.6%	1.5%

Total operating expenses	22.7%	23.0%

OPERATING (LOSS) INCOME	2.7%	3.1%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-5.1%	-5.3%
Fair market valuation of warrant liability	3.2%	8.7%
Other income (expense)	-0.4%	-0.2%

Total other income (expense), net	-2.3%	3.2%

INCOME (LOSS) BEFORE INCOME TAXES	0.4%	6.3%

INCOME TAX EXPENSE (BENEFIT)	4.8%	0.0%

NET INCOME (LOSS)	-4.4%	6.3%

Revenues by division as a percent of total revenues are as follows:

	2008	2007

PEO	18.5%	19.6%
Staffing:
Commercial	35.0%	36.6%
Professional	17.8%	18.6%
Contingency	23.9%	19.8%
Permanent Placement	4.8%	5.4%

Total	100.0%	100.0%

We report PEO services revenues on a net basis as opposed to a gross basis as described above. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.
A reconciliation of non-GAAP gross revenues to net revenues for the years indicated in the table below is as follows:

	Gross reporting		Net reporting
Years	method	Reclassification	method
2008
Revenues, net	$552,729,000	$(384,253,000)	$168,476,000
Cost of services	(509,954,000)	384,253,000	(125,701,000)
Gross profit	$42,775,000	$—	$42,775,000
2007
Revenues, net	$577,927,000	$(404,034,000)	$173,893,000
Cost of services	(532,598,000)	404,034,000	(128,564,000)
Gross profit	$45,329,000	$—	$45,329,000
CHANGES IN RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 4, 2009 AND DECEMBER 30, 2007
In February 2007, we acquired the business operations of Career Blazers. The results of operations of Career Blazers are included in our consolidated financial statements for all of 2008 and ten months of 2007.
Revenues
We experienced a decrease in organic revenue in all of our divisions in 2008. Overall net revenues decreased 3.1%. One customer accounted for 17.4% of total revenue for 2008 versus 14.3% in 2007. This customer is in the staffing division. No other customer accounted for more than 6.3% of total net revenues in 2008.
We believe the overall decrease in revenue was due primarily to the economic downturn in the United States, particularly in the last two quarters of 2008. Our strategic plan continues to focus on increasing our penetration in our existing markets by continued growth through the effective use of our internal sales staff, referrals from current clients and marketing efforts within the local business community. We will continue to look for sales opportunities that yield a higher gross margin, as we believe this focus will enhance stockholder value in future years.
Staffing services segment revenues decreased by 1.9%. The year-over-year revenue decrease is primarily attributable to the following factors:
•	Incremental revenues from a full year of Career Blazers of $6.6 million;
•	Additional revenue from the Georgia acquisition of $3.0 million;
•	2.3% increase in the average bill rate in the professional division; offset by;
•	3.9% decrease in the number of billed hours in the commercial division;
•	7.9% decrease in the number of billed hours in the professional division, and;
•	14.9% decrease in permanent placement fee revenues.
The commercial division revenues reflect a significant decline in billed hours in several of our larger customers who reduced their temporary staffing requirements due to economic conditions, offset by the additional Georgia acquisition revenues. The majority of the decrease in these billing hours occurred during the third and fourth quarters of 2008.
The professional division revenues reflect a reduction in our clinical research customer usage due to customer funding reductions associated with the termination of certain clinical drug trials and reduced demand for staffing services as customers were affected by weaker economic conditions.
PEO services segment net revenues decreased by 8.3%. The decrease was due to a 6.2% decrease in the average number of worksite employees, decrease in billed worker’s compensation premiums and lower average wages per employee, resulting in lower administrative fees charged to customers. The decline in average worksite employees was due primarily to the loss of residential construction jobs, a reduction in the average number of worksite employees per customer and the economic softness in the Florida market. The decline in workers’ compensation premium was due largely to a Florida state mandated reduction in statutory rates.

Gross profit and gross margin percentage
Gross profit decreased 5.6% due to the aggregate revenue changes noted above and a decrease in the gross margin percentage as a result of pricing pressures resulting from the current economic slowdown, offset by the workers’ compensation settlement of $1,110,000.
Staffing segment gross profit decreased 6.0%. PEO services segment gross profit decreased 5.0%.
Our consolidated gross margin percentage decreased due to a higher percentage of our revenues coming from the lower margin contingency staffing division and a decrease in permanent placement fees.
Gross margin percentage (without permanent placement revenue) in our professional staffing division increased from 15.8% to 16.0% primarily due to increases in average markup percentages across significantly all the professional divisions. The increase in average markup is partially offset by additional lower margin contingency staffing revenues, a reduction in our clinical research customer usage and a change in the mix of business between higher margin IT staffing and lower margin clerical staffing.
Gross margin percentage for the commercial staffing division decreased from 15.9% to 15.1% due to lower permanent placement fees, offset by slightly favorable effective workers’ compensation and unemployment rates.
Gross margin percentage for the PEO segment, without regard to the workers’ compensation settlement, decreased from 46.1% to 44.2% primarily due to statutory workers’ compensation rate reductions and a decrease in the average wages per worksite employee, resulting in lower administrative fees charged to PEO customers.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment and the volume of permanent placement revenue. The sale of the TPS business will significantly influence overall percentages and gross profit. Future gross margin trend can be affected by continued declining economic conditions, changes in statutory unemployment rates as well as workers’ compensation rate structure and cost, which may be negatively affected by unanticipated adverse claim losses or state mandated rate adjustments.
Selling, general and administrative expenses
Selling, general and administrative, also referred to as SG&A, expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office payroll and personnel related costs, advertising, occupancy cost, office supplies and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, marketing, travel, occupancy costs, information systems costs, expenses relating to being a publicly-traded company and other general and administrative expenses.
SG&A expenses as a percent of revenues decreased slightly from 21.5% to 21.1%. SG&A expenses decreased $1,828,000. The decrease is primarily due to reduced sales compensation as a consequence of lower sales volumes and lower commission rates on lower gross margin sales, a reduction in share-based compensation and decreases in business insurance, professional fees and general office expenses. In addition, during the fourth quarter of 2008 we made reductions in our internal staff to reflect the decrease in sales volume. These decreases are offset, in part, by two additional months of Career Blazers expenses and increased healthcare costs.
We expect SG&A expenses in 2009 to decrease as a result of the sale of the TPS business and our reductions in internal staffing resources. In addition, we will continue to make adjustments based on revenue levels and economic conditions.
Depreciation and amortization
Depreciation expense increased $250,000 in 2008 reflecting in excess of $1.1 million in total additions to fixed assets during 2008 as well as $655,000 in additions late in 2007. The 2008 additions include $507,000 in capital expenditures and $631,000 in assets capitalized under landlord leasehold incentives. We anticipate depreciation expense in 2009 to be consistent with 2008. Amortization decreased $124,000 due to the completed amortization of the temporary data base and non-compete agreements associated with the Career Blazers acquisition, offset by a full twelve months of expense in 2008 compared to seven months in 2007 related to the intangible assets in the acquisition of Career Blazers and additional expense as a result of the Georgia acquisition. Capital expenditures in 2009 are expected to range from $300,000 to $500,000.

Other Expense
In 2008 we recorded $636,000 related to the repurchase of our convertible notes, primarily the result of unamortized loan origination fees.
Interest Expense
Other interest expense, net, decreased $576,000. The change was primarily due to:
•	lower average outstanding balances on our senior credit facilities and lower principal amount of outstanding convertible notes in 2008 compared to 2007;
•	lower interest rates on our senior credit facilities;
•	lower interest rates on our mandatorily redeemable preferred stock and convertible notes, which had been temporarily increased in 2007; offset by;
•	$521,000 of unamortized debt issuance costs and termination fees recorded related to the refinancing of our senior credit facility in 2008 and;
•	$395,000 of unamortized debt issuance costs and termination fees recorded related to the refinancing of our senior credit facility in 2007.
We recorded a non cash reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant and conversion liability of $5,449,000 and $15,156,000 for 2008 and 2007, respectively. The reduction was primarily the result of the retirement of significantly all our warrants, changes in interest rates, stock prices, the contractual term of the underlying financial instruments and volatility factors. Changes in the stock prices and volatility, as well as changes in interest rates, had and may continue to have a significant non-cash impact on the warrant and conversion valuation and net income in future periods.
We expect that interest expense will decrease in 2009 as senior debt will be reduced due to the sale of the TPS business and scheduled repayments.
Income taxes
Income tax expense attributable to income from operations for 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations as a result of state income taxes, revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and FICA tip and, in 2008, Work Opportunity Tax (“WOTC”) credits. Additionally in 2008, we increased the valuation allowance for certain of our deferred tax assets.
The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined that the net deferred tax assets should remain subject to an allowance until it has forecasted net income into the foreseeable future sufficient to realize the related net deferred tax assets. The $9,309,000 increase in 2008 was the result of management’s evaluation of the current business cycle, a three year projected calculation of taxable income and reversal of existing temporary differences.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. The Company is principally focused on achieving the appropriate balance in the following areas: (i) achieving positive cash flow from operating activities; (ii) investing in our infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions; and (iv) reducing the outstanding balance of our debt. Our operating cash flows and credit line have historically been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.
Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.

Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments for certain non-cash charges such as depreciation and amortization expense, bad debt expense, share-based compensation, gain on workers’ compensation settlement and fair market valuation of warrant and conversion features and deferred tax adjustments.
Net cash provided by operating activities decreased $1,215,000 over 2007 due to the adjustments noted above and changes in our operating assets and liabilities.
Accounts receivable represented 90% and 86% of current assets as of December 2008 and 2007, respectively. Our trade accounts receivable balance decreased 22% from December 2007.
Customer payments to our PEO services segment are in the form of ACH debits initiated by us, cash on delivery, company or certified checks, or direct wire transfers on the day of payroll. Payments in our contingency staffing division are in the form of ACH debits or direct wire transfers on the day before payroll. Day’s sales outstanding, also referred to as DSOs, for the PEO services segment and contingency staffing division are effectively zero. DSOs for the staffing services segment decreased from 40.1 days in 2007 to 37.6 days in 2008 primarily due to increased collection efforts and the impact of the contingency staffing business.
Investing Activities
Capital expenditures were $507,000 in 2008 compared to $745,000 in 2007 and were primarily related to acquisition of computer related equipment and software, leasehold improvements and furniture. In 2008, we utilized $320,000 for the Georgia acquisition and in 2007 we utilized $9,689,000 for the acquisition of Career Blazers.
Financing Activities
Our cash position is determined after considering outstanding checks (“bank overdrafts”) issued against cash balances maintained at the corresponding bank. Cash deposited in controlled lockboxes are considered payments against the Wells Fargo credit facility.
The net increase on our line of credit was primarily related to the repayments on our bank term note and repurchase of our convertible notes in April 2008 and the acquisition of Career Blazers in February 2007.
In April 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“WF facility”) with Wells Fargo for a revolving line of credit and letters of credit collateralized by our subsidiaries eligible accounts receivable and other assets as defined in the WF facility, which provided for a borrowing capacity of $26 million, including up to $6 million under a term note. Maximum borrowings under the term note were funded as of December 2008. The term note is payable in monthly principal installments (currently $265,000), based upon the amount funded, plus interest, and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the WF facility, from each year beginning with 2008, is due in April of the following year. Based upon the current calculation, no payment is due in April 2009. The term note bore interest at prime rate (3.25% at January 4, 2009) plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit was payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums.
A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee is charged. We paid a closing fee of $50,000 to Wells Fargo in 2008. The WF facility expires in April 2011.
In consideration for the consent by Wells Fargo to the TPS Agreement, on March 11, 2009, our subsidiaries amended the terms of the WF facility. The significant amendments to the WF facility are as follows:
•	Beginning on April 30, 2009, the maximum amount of borrowings under the revolving line of credit available under the WF facility will be reduced from $20 million to $15 million.
•
The calculation of the interest rate on the outstanding balances was changed. Interest is now calculated with reference to the “WFBC Base Rate.” The WFBC Base Rate is, for any day, a fluctuating rate equal to the higher of (a) the Wells Fargo prime rate in effect on such day or (b) a rate determined by Wells Fargo to be 1.50% above the daily three month LIBOR rate (the rate of interest equal to LIBOR then in effect for delivery for a three-month period).

•
The interest rate on our revolving loan is now calculated with reference to the WFBC Base Rate plus 0.5%. The interest rate on our term note is now calculated with reference to the WFBC Base Rate plus 2.75%.

•
The quarterly principal amortization payments of $20,000 under the $250,000 promissory note received from Select Staffing pursuant to the TPS Agreement will be used to partially pay down the term note.

•
We agreed not to incur or contract to incur capital expenditures of more than (a) $500,000 in the aggregate during the 2009 fiscal year and (b) $200,000 thereafter until new financial covenants are set.

•	Our ability to make new loans and advances to, and investments in, TPS may not exceed certain thresholds.
We did not pay any prepayment penalties or fees in consideration for these amendments.
Currently both the term note and revolving facility WFBC Base Rate is priced based on the prime rate.
The initial $1,700,000 of payments received from the sale of the TPS business in March 2009 were used to pay down the term note ($1,000,000) and the revolving line of credit ($700,000). As of March 27, 2009, the outstanding balances on the revolving facility and term note were $6,958,000 and $2,601,000, respectively.
In April 2008, the Company borrowed $9,996,000 on the revolving line of credit and $4,100,000 on the term note in connection with the payment in full of all outstanding amounts owed to CapitalSource Finance LLC (“CapitalSource”). In addition to the repayment of the loan from CapitalSource, the proceeds of the WF facility can be used to repurchase our convertible notes and for ongoing working capital needs. As further explained below, we repurchased $3,000,000 of convertible notes in May 2008 for $2,850,000 plus accrued interest. We borrowed $1,000,000 on the term note and the remainder on the revolving line of credit to fund the repurchase of the convertible notes.
In December 2008, we borrowed the remaining $900,000 in available funds under the term note.
At December 2008, the outstanding balance of the revolving facility and term note was $10,102,000 and $4,247,000, respectively. Average daily borrowings under the revolving line of credit during 2008 were $12,044,000 at an average interest rate of 4.6% and a fully amortized effective rate of 4.9%. The revolving facility is stated net of customer payments deposited in restricted collateral accounts controlled by Wells Fargo. Borrowing availability under the revolving facility and term note was $1,592,000 as of March 29, 2009.
The WF facility requires certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and contains a provision that allows the lender to call the outstanding balance of the line of credit and term note if any material adverse change in the business or financial condition of Global were to occur. The agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties including a fixed charge coverage ratio, annual capital expenditure limitations and restrictions on the payment of dividends.
In April 2008, in consideration for the signing of a new subordination agreement by the holders of the convertible notes with Wells Fargo with respect to the WF facility, we entered into the Agreement to Enter into a New Subordination Agreement (“Agreement”) with the holders. Under this Agreement, we agreed to make, and made, an offer to repurchase, pro rata from the holders, on or before May 9, 2008 (the “Repurchase Date”) at least $3,000,000 aggregate principal amount of notes at a price equal to 95% of the principal amount thereof plus interest accrued through the Repurchase Date. Each holder wishing to sell notes delivered a completed Repurchase Election Form to us. To the extent that a holder elected to have less than its pro rata share of notes repurchased, other holders elected to have us purchase such amounts from them on a pro rata basis. Accordingly, we repurchased $3,000,000 of notes on May 9, 2008 for $2,850,000 plus accrued interest, including $157,000 of notes from certain officers, directors and employees. We utilized borrowings under the WF facility to fund the purchase.
We have also agreed we will not repurchase our convertible notes other than pursuant to an additional note repurchase program for up to $3,000,000 aggregate principal amount of notes at the same price and on the same terms as described in Note I, Long-Term Debt, Convertible Notes in the Notes to Consolidated Financial Statements. Following completion of the second repurchase program, we may negotiate with each holder individually with respect to the terms, if any, of additional note repurchases.
Off-Balance Sheet Arrangements
None.

Contractual Obligations and Commitments
Our contractual obligations as of December 2008, including long-term debt, mandatorily redeemable convertible preferred stock and commitments for future payments under non-cancelable lease arrangements, are summarized in the table below:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt	$25,238,000	$3,185,000	$22,053,000	$—	$—
Mandatorily redeemable convertible preferred stock (a)	20,012,000	—	—	20,012,000	—
Operating leases	12,157,000	2,241,000	3,043,000	2,138,000	4,735,000

Total contractual cash obligations	$57,407,000	$5,426,000	$25,096,000	$22,150,000	$4,735,000

(a)    Fully accreted balance
In August 2008, we entered into a new lease agreement for our New York office which commenced in October 2008. Total commitments under the ten year lease are $3.9 million, subject to an early termination clause, at our option, in 2013. The new lease does not have a significant impact on our liquidity or operating income.
The sale of the TPS business in March 2009 decreased the contractual cash obligations for operating leases. The following table presents adjusted contractual obligations as a result of the sale of theTPS business:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt	$25,238,000	$3,185,000	$22,053,000	$—	$—
Mandatorily redeemable convertible preferred stock (a)	20,012,000	—	—	20,012,000	—
Operating leases	11,548,000	1,943,000	2,755,000	2,115,000	4,735,000

Total contractual cash obligations	$56,798,000	$5,128,000	$24,808,000	$22,127,000	$4,735,000

(a)    Fully accreted balance
Inflation
Inflation generally has not been a significant factor during the periods discussed above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from transactions we enter into in the normal course of business. Our primary market risk exposure relates to interest rate risk.
As amended, our WF facility provides for a revolving line of credit in the maximum amount of $15 million and a $6 million term loan (as reduced by payments) at floating interest rates. Based on current outstanding floating rate senior debt, a future increase in our variable interest rates of two percentage points could increase our interest expense by approximately $186,000 per year. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.
The valuation of the warrant and conversion liability requires the use of the volatility estimates of our common stock and long-term interest rates. Because our common stock has not developed a volatility factor, we have utilized daily historical closing stock prices of comparable companies to determine a volatility factor. Changes in the stock price and volatility, as well as changes in interest rates, has had and may have a significant non-cash impact on the warrant and conversion features valuation and net income in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of January 4, 2009 in connection with the filing of this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 4, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining for our company adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 4, 2009. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Our company’s management concluded that our company did maintain effective internal control over financial reporting as of January 4, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.
A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.
The following significant deficiency was noted in internal controls over financial reporting as of January 4, 2009:
Reporting Activities
A deficiency was noted surrounding the process to ensure the appropriate classification of goodwill and intangible assets related to the contingent purchase price of the Career Blazer acquisition. We initially recorded the contingent purchase price as an addition to intangible assets — customer relationships. During the audit of our consolidated financial statements included in this annual report on Form 10-K for fiscal 2008 by our independent auditors, it was determined this contingent payment should have been recorded as an addition to goodwill and resulted in a reclassification in our consolidated balance sheet.
While this deficiency did not result in material adjustment to the Company’s consolidated financial statements, it is reasonably possible that, if not remediated, it could have resulted in a material misstatement of the Company’s financial statements in a future annual or interim period.

Management’s Plan for Remediation
Management reported to the Audit Committee this significant deficiency. In order to address the item described above, management has initiated a review of the review and verification process with our accounting consulting firm to insure the appropriate level of their involvement in these key accounting issues and related disclosure.
Our management believes that these measures will address the issues described above. The Audit Committee of the Board of Directors and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.
This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC which permit the Company to provide only management’s report in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
Management took steps during the second half of 2007 and into 2008 which remediated certain material weaknesses discovered during 2007. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we were instituting certain process and documentation changes based upon our internal control review, based on that evaluation, there have been no such changes during the fourth quarter of 2008.
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
CEO and CFO Certifications
We have attached as exhibits to this annual report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A(T) be read in conjunction with the certifications for a more complete understanding of the subject matter presented.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference from our proxy statement for the 2009 annual meeting of stockholders. We have adopted a code of ethics that applies to all our principal executive, financial and accounting officers. The code of ethics is posted on our website at www.gesnetwork.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers of, provisions of our code of ethics that apply, by posting such information on our website. Copies of the code of ethics will be provided, free of charge, upon written request directed to Investor Relations, Global Employment Holdings, Inc., 10375 Park Meadows Dr., Lone Tree, CO 80124.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.
Any future transactions between us and our officers, directors, 5% or more stockholders and affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our audit committee.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents have been filed as a part of this annual report on Form 10-K.
1. Financial Statements
2. Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
3. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit #		Description	Reference

3.1		Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

3.2		Amended Articles of Incorporation of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008 (File No. 000-51737).

4.1		Form of Warrant issued under Subscription Agreement, dated as of October 3, 2007	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-51737).

10.1	*	Employment Agreement, dated as of March 14, 2007, among Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Steven List	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007 (File No. 000-51737).

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

10.12		Letter from Global Employment Holdings, Inc., dated February 28, 2007, to holders of the senior convertible notes and the Series A convertible preferred stock regarding commitment to issue equity	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.13	*	Amended and Restated Employment Agreement, dated as of January 2, 2007, between Global Employment Solutions, Inc. and Terry Koch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-51737).

10.14
Financial Statements of Career Blazers Personnel Services, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004
Incorporated by reference to Item 9.01 of Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 (File No. 000-51737).

10.15		Subscription Agreement, dated as of October 3, 2007, by and among Global Employment Holdings, Inc. and the purchasers signatory thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-51737).

10.16		Warrant Exercise and Cancellation Agreement dated as of December 26, 2007.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2008 (File No. 000-51737).

10.17		Credit and Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

Exhibit #	Description	Reference

10.18	$20,000,000 Revolving Promissory Note dated as of April 29, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.19	$6,000,000 Term Note dated as of April 29, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.20	Pledge Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.21	Patent and Trademark Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.22	Copyright Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.23	Guarantee by Corporation dated as of April 29, 2009	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.24	Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.25	Subordination Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.26	Agreement to Enter in New Subordination Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.27	First Amendment to Credit and Security Agreement and Waiver of Default, dated as of March 11, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-51737).

10.28	Consent and Second Amendment to Senior Secured Convertible Notes, dated as of March 11, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-51737).

10.29	Consent and First Amendment to Preferred Stock Securities Purchase Agreement, dated as of March 11, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-51737).

Exhibit #	Description	Reference

10.30	Asset Purchase and Sale Agreement dated as of March 9, 2009, By and Between Global Employment Holdings, Inc., Temporary Placement Service, Inc., And Eastern Staffing, LLC, d.b.a. Select Staffing	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

10.31	$250,000 Promissory Note	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

10.32	$700,000 Promissory Note	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

10.33	Non-Competition Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

10.34	Guaranty	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

21.1	List of subsidiaries of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit No. 21.1 to the Post Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on August 29, 2008 (File No. 333-133666), as amended.

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934	Filed herewith.

31.2	Certification of Dan Hollenbach, Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934	Filed herewith.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

*	- Indicates management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Global Employment Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Global Employment Holdings, Inc. and Subsidiaries as of January 4, 2009 and December 30, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended January 4, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Employment Holdings, Inc. and Subsidiaries as of January 4, 2009 and December 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended January 4, 2009 in conformity with U.S. generally accepted accounting principles.
/s/ MAYER HOFFMAN MCCANN P.C.
Denver, Colorado
April 6, 2009

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December	December
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,000	$330,000
Restricted cash	202,000	—
Accounts receivable, less allowance for doubtful accounts of $376,000 and $476,000 for 2008 and 2007, respectively	21,617,000	27,784,000
Deferred income taxes	89,000	1,809,000
Prepaid expenses and other current assets	2,116,000	2,344,000

Total current assets	24,029,000	32,267,000
Property and equipment, net	2,623,000	2,040,000
Deferred income taxes	2,277,000	8,406,000
Other assets, net	1,407,000	1,823,000
Intangibles, net of accumulated amortization of $3,786,000 and $1,955,000 for 2008 and 2007, respectively	4,039,000	5,463,000
Goodwill	20,737,000	19,487,000

Total assets	$55,112,000	$69,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$1,742,000	$1,220,000
Accounts payable	598,000	343,000
Accrued liabilities	18,535,000	23,737,000
Current portion of long-term debt — credit facility	3,185,000	9,375,000
Line of credit	10,102,000	6,735,000

Total current liabilities	34,162,000	41,410,000

Other long-term liabilities	1,489,000	601,000
Warrant and conversion liability	135,000	5,568,000
Warrant and conversion liability due to related parties	6,000	222,000
Long-term debt — credit facility	1,062,000	—
Senior subordinated secured convertible notes, net of unamortized discount of $4,719,000 and $7,222,000 for 2008 and 2007, respectively	15,228,000	14,731,000
Senior subordinated secured convertible notes due to related parties, net of unamortized discount of $247,000 and $677,000 for 2008 and 2007, respectively	797,000	1,383,000
Mandatorily redeemable preferred stock, net of unamortized discount of $8,108,000 and $10,069,000 for 2008 and 2007, respectively	6,914,000	4,588,000
Mandatorily redeemable preferred stock due to related parties, net of unamortized discount of $353,000 and $-0- for 2008 and 2007, respectively	301,000	—

Total liabilities	60,094,000	68,503,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $.001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in 2008 and 2007. Included above under mandatorily redeemable preferred stock, net	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 10,555,010 issued, 10,548,330 outstanding in 2008 and 2007	1,000	1,000
Treasury stock, at cost, 6,680 shares in 2008 and 2007	—	—
Additional paid in capital	34,781,000	33,418,000
Accumulated deficit	(39,764,000)	(32,436,000)

Total stockholders’ (deficit) equity	(4,982,000)	983,000

Total liabilities and stockholders’ equity (deficit)	$55,112,000	$69,486,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December	December
	2008	2007

REVENUES, net	$168,476,000	$173,893,000
COST OF SERVICES	125,701,000	128,564,000

GROSS PROFIT	42,775,000	45,329,000

OPERATING EXPENSES
Selling, general and administrative	35,604,000	37,432,000
Depreciation and amortization	2,689,000	2,563,000

Total operating expenses	38,293,000	39,995,000

OPERATING INCOME	4,482,000	5,334,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(8,615,000)	(9,191,000)
Fair market valuation of warrant and conversion liability	5,449,000	15,156,000
Other expense	(636,000)	(422,000)

Total other income (expense), net	(3,802,000)	5,543,000

INCOME BEFORE INCOME TAXES	680,000	10,877,000

INCOME TAX EXPENSE (BENEFIT)	8,008,000	(89,000)

NET INCOME (LOSS)	$(7,328,000)	$10,966,000

Basic earnings (loss) per share of common stock	$(0.69)	$1.67

Weighted average number of basic common shares outstanding	10,548,330	6,550,054

Diluted earnings (loss) per share of common stock	$(0.69)	$1.04

Weighted average number of diluted common shares outstanding	10,548,330	15,586,644
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Years ended December 2008 and December 2007
	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at December 2006	$—	—	$1,000	6,030,122	$—	(6,680)	$23,760,000	$(43,402,000)	$(19,641,000)

Fractional shares	—	—	—	310	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	1,802,000	—	1,802,000
Warrant conversion compensation	—	—	—	—	—	—	553,000	—	553,000
Sale of common stock at $1.50 per share, net	—	—	—	2,000,000	—	—	2,970,000	—	2,970,000
Warrant liability related to common stock warrants	—	—	—	—	—	—	(1,723,000)	—	(1,723,000)
Conversion of warrants, net	—	—	—	2,524,578	—	—	6,150,000	—	6,150,000
Conversion of related party debt	—	—	—	—	—	—	(94,000)	—	(94,000)
Net income	—	—	—	—	—	—	—	10,966,000	10,966,000

Balances at December 2007	—	—	1,000	10,555,010	—	(6,680)	33,418,000	(32,436,000)	983,000

Share-based compensation	—	—	—	—	—	—	1,363,000	—	1,363,000
Net loss	—	—	—	—	—	—	—	(7,328,000)	(7,328,000)

Balances at December 2008	$—	—	$1,000	10,555,010	$—	(6,680)	$34,781,000	$(39,764,000)	$(4,982,000)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December	December
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,328,000)	$10,966,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	858,000	608,000
Amortization of intangibles	1,831,000	1,955,000
Amortization of debt discount and issuance costs	2,908,000	2,458,000
Accretion of preferred stock	1,020,000	1,134,000
Amortization of warrant discount on preferred stock	1,608,000	1,441,000
Bad debt expense	206,000	124,000
Deferred taxes	7,849,000	(324,000)
Share-based and warrant conversion compensation expense	1,363,000	2,355,000
Fair market valuation of warrant liability	(5,449,000)	(15,156,000)
Loss on debt repurchase	636,000	395,000
Gain on workers compensation insurance settlement	(1,110,000)	—

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	5,961,000	(1,528,000)
Prepaid expenses and other	35,000	60,000
Accounts payable	255,000	(332,000)
Accrued expenses and other liabilities	(5,549,000)	2,240,000

Net cash flows provided by operating activities	5,094,000	6,396,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(507,000)	(745,000)
Acquisitions, net of cash and cash equivalents acquired	(320,000)	(9,689,000)

Net cash used in investing activities	(827,000)	(10,434,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	522,000	(956,000)
Restricted cash	(202,000)	—
Net (repayments) borrowings on revolving line of credit	3,367,000	(2,314,000)
Borrowings on term note	6,000,000	12,000,000
Repayments of term notes	(11,127,000)	(6,375,000)
Debt issuance costs	(282,000)	(802,000)
Repurchase of convertible notes	(2,870,000)	—
Issuance of common stock	—	2,757,000

Net cash flows (used in) provided by financing activities	(4,592,000)	4,310,000

Net (decrease) increase in cash and cash equivalents	(325,000)	272,000
Cash and cash equivalents, beginning of year	330,000	58,000

Cash and cash equivalents, end of year	$5,000	$330,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$202,000	$278,000

Cash paid during the period for interest	$3,076,000	$4,158,000

Supplemental Disclosure of Non-Cash Information
Contingent payment accrued for Career Blazers acquisition	$1,250,000	$—

Landlord leasehold incentives recorded as leasehold improvements	$631,000	$363,000

Conversion of senior subordinated secured convertible notes for common stock	$—	$243,000

The accompanying notes are an integral part of these consolidated financial statements.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE A — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Global Employment Holdings, Inc. (“Global”, “Company”, “we”, “us”, “our”) was formed in Delaware in 2004. In March 2006, the Company entered into and closed a share purchase agreement with the holders of 98.36% of Global Employment Solutions, Inc. (“GES”) outstanding equity securities. Also in March 2006, GES entered into a merger agreement with a wholly owned subsidiary of ours, resulting in GES being 100% owned by us. The Company did not have any operations before March 2006.
GES was formed in 1998 and developed its platform and scale through a series of acquisitions of staffing and PEO businesses during 1998 and 1999.
In February 2007, Global closed the asset purchase agreement with Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc., Career Blazers Personnel Services of Washington, D.C., Inc. and Cape Success LLC, collectively referred to as Career Blazers.
In June 2008, Global purchased specified assets of a staffing services provider located near Atlanta, Georgia (the “Georgia acquisition”).
Subsequent to year end, on March 12, 2009, Global and Temporary Placement Service, Inc. (“TPS”) closed on an Asset Purchase and Sale Agreement (the “TPS Agreement”) under which the Company sold substantially all of the business of TPS to Eastern Staffing, LLC, d.b.a. Select Staffing (“Select”), effective March 9, 2009.
Subsidiaries
Our staffing segment operates under the names Global Employment Solutions or Career Blazers and our PEO operates under the name Global Employment Solutions PEO or GES PEO.
Our staffing services segment consists of:
•	Temporary Placement Service, Inc.
•	Main Line Personnel Services, Inc. (“Main Line”)
•	Friendly Advanced Software Technology, Inc. (“FAST”)
•	Excell Personnel Services Corporation (“Excell”)
Our PEO services segment, collectively referred to as GES PEO, consists of:

Current Name	Formerly

• Global Employment Solutions PEO Inc.	• Southeastern Staffing, Inc.

• Global Employment Solutions PEO II Inc.	• Southeastern Staffing II, Inc.

• Global Employment Solutions PEO III Inc.	• Bay HR, Inc.

• Global Employment Solutions PEO IV Inc.	• Southeastern Georgia HR, Inc.

• Global Employment Solutions PEO V Inc.	• Southeastern Personnel Management, Inc.

• Global Employment Solutions PEO VI Inc.	• Southeastern Staffing III, Inc.

• Global Employment Solutions PEO VII Inc.	• Southeastern Staffing IV, Inc.

• Global Employment Solutions PEO VIII Inc.	• Southeastern Staffing V, Inc.

• Global Employment Solutions PEO IX Inc.	• Southeastern Staffing VI, Inc.

• Keystone Alliance, Inc.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Basis of Presentation
The consolidated financial statements included the accounts and operations of Global and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain financial information for 2007 has been reclassified to conform to the presentation for 2008.
Fiscal Periods
The Company’s fiscal year is based on a 52/53 week cycle ending on the Sunday closest to each calendar year end. Consequently, 2008 ended on January 4, 2009 and 2007 ended on December 30, 2007. Our balance sheet dates are referred to herein as December 2008 and December 2007, respectively. Our fiscal years are referred to herein as 2008 and 2007. In 2008 the Company had a 53-week year and in 2007 had a 52-week year. For interim reporting purposes, the first three fiscal quarters are comprised of 13 weeks each while the fourth fiscal quarter of 2008 and 2007 consisted of 14 and 13 weeks, respectively.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s consolidated financial statements include PEO unbilled accounts receivable, allowance for doubtful accounts, workers’ compensation liabilities, share-based compensation, warrant and conversion valuation and income taxes. Historically, the accrual for the large deductible workers’ compensation insurance program was based on estimates and actuarial assumptions. Additionally, the valuation of the warrant and conversion liability and share based compensation option expense uses the Black-Scholes model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
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

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Restricted cash
Restricted cash relates to funds collateralizing a letter of credit (in the amount of $192,000). In February 2009, the letter of credit was released and the cash was returned to the Company.
Financial Instruments
The Company does not believe its financial instruments, primarily cash and cash equivalents, and accounts receivable are subject to significant concentrations of credit risk. The Company’s cash periodically exceeds the FDIC limits on insured balances. Maintaining deposits with two major banks mitigates this risk. Credit is extended based on an evaluation of the customer’s financial condition and, if necessary, a deposit or some other form of collateral or guarantee is obtained. Credit losses have generally been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers and their dispersion across many different industries and geographic locations nation-wide as well as customer payment terms in the PEO segment and contingency division of our staffing segment. Although we have an accounts receivable insurance policy covering a portion of our balances due, this policy carries a substantial co-insurance factor and may not cover our losses in all instances.
Geographic revenue in excess of 10% of our consolidated revenue was generated in the following areas:

	2008	2007
Georgia — primarily TPS	35%	37%
Florida	17%	19%
New York/ New Jersey	30%	27%
As a result of the sale of the TPS business, revenues in other geographic areas will increase as a percent of consolidated revenues. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.
The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and valuation of the warrant and conversion liability. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our bank debt approximates fair value due to the variable nature of the interest rates under our Credit Facility and current rates available to the Company for term debt with similar terms and risk. The warrants and conversion features embedded in the convertible notes and mandatorily redeemable convertible preferred stock as well as stock options granted to employees and directors are valued at estimated fair market value utilizing a Black-Scholes option pricing model. The Company, using available market information and appropriate valuation methodologies, has estimated the fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.
In January 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
SFAS 157 establishes a valuation hierarchy for disclosure of inputs to valuation used to measure fair market value. This hierarchy prioritizes the inputs into three broad levels as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For valuation techniques using a fair-value hierarchy, the Company has determined that its warrant and conversion liability falls into the Level 2 category, which values the liability using quoted prices and other inputs for similar liabilities in active markets that are observable either directly or indirectly. The fair market value of the warrant and conversion liability is reported as a derivative and is included in long term liabilities on the consolidated balance sheets. Changes in the fair market value are included in other income in the consolidated statements of operations. The fair market valuation factors and assumptions in computing the warrant and conversion liability are further discussed below.
There were no assets or liabilities where Level 1 and 3 valuation techniques were used.
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
As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. One customer accounted for 17.4% and 14.3% of total revenue during 2008 and 2007, respectively. This customer operates primarily in the contingency staffing division of the staffing services segment. During 2008 and 2007, no other customer accounted for more than 6.3% and 4.8% of our revenue, respectively.
With 93% of our PEO business in Florida, our PEO is focused on industry segments indigenous to the unique economy of Florida. As a result, at the end of 2008, 25% of our PEO business is in construction, 21% in restaurants, 8% in manufacturing, 5% in professional services and 41% in hospitality and other services. The average size of our PEO customer base is 14 employees.
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

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Long-Lived Assets
The Company accounts for its long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s primary long-lived assets are property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in 2008 or 2007.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase prices over the fair value of assets acquired in the business acquisitions of subsidiaries. Goodwill is evaluated at least annually for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective December 31, 2001. SFAS 142 requires the Company to perform periodic impairment tests at least annually or sooner if indicators of impairment arise at an interim date. The annual impairment test is performed as of the last day of the Company’s fiscal year. The two step approach to assess goodwill impairment requires the Company to first compare the estimated fair value of each reporting unit that contains goodwill to the carrying amount of the unit’s assets and liabilities, including goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed in which the current fair value of the unit’s assets and liabilities will determine the implied fair value of the unit’s goodwill and the resultant impairment charge.
SFAS 142 describes various potential methodologies for determining fair value, including discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. Due to the observable operating and economic characteristics of the Company and the staffing industry in which it operates, management determined that a valuation based on multiples of EBITDA, supported by staffing industry business acquisition data and public market multiples, and discounted cash flow analysis are the most appropriate valuation methodology.
The Company determined that each of its subsidiaries were individual reporting units as defined by SFAS 142. Accordingly, each of the subsidiaries which have goodwill recorded were valued for purposes of the impairment calculation based on a weighted average of multiples of trailing twelve months EBITDA and discounted cash flows for the annual impairment test. Our assessment of goodwill impairment indicated that as of December 2008, the fair value of each of the reporting units exceeded its carrying value and therefore goodwill was not impaired. No impairment charge was required during 2007.
Determining our reporting units, the fair value of a reporting unit, the fair value of assets and liabilities within a reporting unit, and when to test for impairment, requires judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, judgments and assumptions are required to allocate assets and liabilities to reporting units.
Goodwill by reporting unit consisted of the following as of:

Reporting Unit	December 2008	December 2007
GES PEO	$12,090,000	$12,090,000
FAST	1,989,000	739,000
Main Line	5,519,000	5,519,000
Excell	1,139,000	1,139,000

Total	$20,737,000	$19,487,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Workers’ Compensation Insurance
The Company maintains guaranteed cost policies for workers’ compensation coverage in the states in which it operates, with minimal loss retention for employees in the commercial division of the staffing services segment. Under these policies, the Company is required to maintain refundable deposits of $1,476,000 and $1,774,000, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 2008 and December 2007, respectively.
The Company had a large deductible insurance program that existed from February 1999 through July 2002. As of December 2007, the estimated remaining claims under this program were $2,037,000. This balance was reported within accrued liabilities in the accompanying consolidated balance sheets. During the 3rd quarter of 2008, the Company and the insurance company agreed to settle the liability for $900,000, which was paid in October 2008. As a result of the settlement, the Company recorded $1,110,000 (net of associated costs) as a reduction to cost of services in the accompanying consolidated statements of operations.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for 2008 and 2007 was $791,000 and $755,000, respectively.
Income Taxes
The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have established a valuation allowance for certain deferred tax benefits we expect will not be utilized within the next three year period.
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
Warrant and conversion feature valuation
The Company applied the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in the convertible debt and mandatorily redeemable convertible preferred stock. Accordingly, the Company recorded a warrant and conversion feature liability upon the issuance of common stock, mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued in March 2006 and September 2007. The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The valuation of the warrant and conversion liability uses the Black-Scholes model based upon interest rates, stock prices, contractually remaining term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. The Company will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s stock volatility. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Net Earnings (Loss) per Share of Common Stock
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. The following table presents the number of outstanding securities, as of the end of the periods indicated, excluded from the calculation of dilutive earnings (loss) per share as the effect of the assumed exercise or conversion would be anti-dilutive:

	December 2008	December 2007
Stock options	3,026,951	1,469,540
Warrants	112,440	112,440
Convertible debt	4,770,568	—
Preferred stock	3,851,889	—

Total	11,761,848	1,581,980

Included in the stock options totals are stock option grants to TPS employees of 75,000. As a result of the sale of the TPS business in March 2009, 70,000 non-vested options will be forfeited and the employees have ninety days to exercise the 5,000 vested options.
A reconciliation of basic and diluted net income (loss) and weighted average common shares outstanding is presented below:

	December 2008	December 2007
Basic net income (loss)	$(7,328,000)	$10,966,000
Convertible debt interest and amortization, net of tax	—	2,704,000
Make whole conversion interest, net of tax (a)	—	(1,454,000)
Fair market valuation of backstop warrants	—	1,388,000
Preferred stock accretion and amortization	—	2,575,000

Diluted net income (loss)	$(7,328,000)	$16,179,000

Weighted average number of basic common shares outstanding	10,548,330	6,550,054
Impact of the assumed conversion or exercise of:
Stock options	—	1,684
Warrants	—	37,626
Convertible notes	—	5,498,797
Convertible debt make whole (a)	—	—
Preferred stock	—	3,498,483

Weighted average number of diluted common shares outstanding	10,548,330	15,586,644

(a)	As more fully explained in Note I, the Company assumed payment of the present value of interest under a redemptive event in cash.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
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
Quantifying Materiality of Financial Statement Misstatements
The Company has adopted the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of any identified unadjusted errors: (i) the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and (ii) the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. It also requires that the evaluation must be based on all relevant quantitative and qualitative factors available at the time.
Recent Accounting Pronouncements
In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial position and results of operations.
In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented. We believe that the adoption of FSP APB No. 14-1 will not have a significant impact on our results of operations, financial condition or liquidity.
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not anticipate the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
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
In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations. This statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning the Company’s first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company cannot anticipate whether the adoption of SFAS 141R will have a material impact on its consolidated financial statements as the impact is solely dependent on whether the Company enters into a business combination after the date the statement is adopted.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. The Company does not anticipate the adoption of SFAS 160 will have a material effect on its consolidated financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. It is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157 — Fair Value Measurements. The statement is effective for our fiscal year beginning in 2008. The Company did not elect to apply the optional provisions of SFAS 159 to its financial liabilities.
NOTE B — ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following as of:

	December 2008	December 2007
Accounts receivable billed	$10,673,000	$14,588,000
Accounts receivable unbilled	10,544,000	11,955,000
Accounts receivable other	776,000	1,717,000
Allowance for doubtful accounts	(376,000)	(476,000)

Total	$21,617,000	$27,784,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the allowance for doubtful accounts reconciliation for the past two years:

	2008	2007
Balance, beginning of year	$476,000	$431,000
Additions charged to cost and expense	206,000	124,000
Acquisition of Career Blazers	—	319,000
Accounts receivable written-off, net of recoveries	(306,000)	(398,000)

Balance, end of year	$376,000	$476,000

NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of:

	December	December
	2008	2007
Office equipment	$2,113,000	$1,938,000
Furniture and fixtures	885,000	759,000
Computer software	1,104,000	1,017,000
Leasehold improvements	1,691,000	955,000

	5,793,000	4,669,000
Less accumulated depreciation and amortization	(3,170,000)	(2,629,000)

Total	$2,623,000	$2,040,000

Depreciation expense for 2008 and 2007 was $858,000 and $608,000, respectively.
NOTE D — OTHER ASSETS
Other noncurrent assets consisted of the following as of:

	December	December
	2008	2007
Debt issuance costs, net of accumulated amortization of $364,000 and $857,000 for 2008 and 2007, respectively	$755,000	$1,391,000
Deposits and other	652,000	432,000

Total	$1,407,000	$1,823,000

In conjunction with the payoff of the CapitalSource credit agreement, as explained below, the Company expensed $471,000 of unamortized loan fees in 2008.
Debt issuance costs are amortized over the term of the indebtedness using the effective interest method. Future amortization of debt issuance costs are as follows:

Years
2009	$326,000
2010	336,000
2011	93,000

Total	$755,000

Amortization of debt issuance costs and other assets for 2008 and 2007 was $869,000 and $477,000, respectively.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE E — INTANGIBLE ASSETS
Intangible assets, net, in the accompanying consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, temporary employee data base, customer relationships, customer contracts and customer lists related to the acquisition of Career Blazers. As of December 2008, the allocation of the purchase price related to the Georgia acquisition was preliminary. The Company was waiting on additional information related to the contingent portion of the purchase price before finalizing the allocation of the purchase price. As a result of the sale of the TPS business, no final allocation will be made.
The allocation of the identifiable intangible assets is as follows:

		December		December
	Amortization	2008		2007
	Period	Basis	Amortization	Basis	Amortization
Trademark and trade name	3 years	$2,292,000	$(1,401,000)	$2,292,000	$(637,000)
Non-compete agreements	1 year	635,000	(635,000)	635,000	(529,000)
Temporary employee data base	3 months	49,000	(49,000)	49,000	(49,000)
Customer relationships	5 years	4,442,000	(1,661,000)	4,442,000	(740,000)
Customer relationships — Georgia acquisition		407,000	(40,000)	—	—

		$7,825,000		$7,418,000

Less accumulated amortization			(3,786,000)		(1,955,000)

Total			$4,039,000		$5,463,000

The weighted average amortization period for the identifiable intangible assets is 4.0 years.
Amortization expense for 2008 and 2007 was $1,831,000 and $1,955,000, respectively.
Amortization of identifiable intangible assets for each of the next five years is as follows:

Years
2009	$1,726,000
2010	1,120,000
2011	993,000
2012	200,000
2013	—

Total	$4,039,000

The intangible assets acquired and recorded are included in the staffing segment included in Note S, including the increase of goodwill and other intangible assets. As described below, the Company sold the TPS business in March of 2009. The purchase price related to intangible assets acquired in the Georgia acquisition were sold pursuant to the TPS Agreement and are presently included above in the amortization table for each of the next five years.
NOTE F — ACCRUED LIABILITIES
Accrued liabilities consist of the reserve for potential workers’ compensation claims, payroll and other related benefits, unearned benefit deductions and other current liabilities related to services received. Accrued liabilities consisted of the following as of:

	December	December
	2008	2007
Accrued payroll and related benefits	$13,342,000	$17,444,000
Accrued workers’ compensation losses and premiums	386,000	2,584,000
Unearned benefit deductions	890,000	1,086,000
Current portion of accrued rent	358,000	303,000
Other	3,559,000	2,320,000

Total	$18,535,000	$23,737,000

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE G — OTHER LONG TERM LIABILITIES
Other long-term liabilities consist of deferred rent related to landlord leasehold incentives, amortizable over the remaining terms of the respective leases and abandoned property lease payments due over the remaining terms of the respective leases.
NOTE H — CREDIT FACILITY
Wells Fargo 2008 Agreement
In April 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“WF facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) for a revolving line of credit and letters of credit collateralized by our subsidiaries accounts receivable and other assets, which provided for a borrowing capacity of $26 million, including up to $6 million under a term note. Borrowings under the revolving line of credit are based on a percentage of eligible billed and unbilled accounts receivable as defined in the WF facility. Maximum borrowings under the term note were funded as of December 2008. The term note is payable in monthly principal installments (currently $265,000), based upon the amount funded, plus interest, and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the WF facility, from each year beginning with 2008, is due in April of the following year. Based upon the current calculation, no payment is due in April 2009. The term note bore interest at prime rate (3.25% at January 4, 2009) plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit was payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums.
A fee of 0.25% per annum is payable on the unused portion of the line of credit. Additionally, a monthly collateral management fee is charged. In April 2008, we paid a closing fee of $50,000 to Wells Fargo. The WF facility expires in April 2011.
In consideration for the consent by Wells Fargo to the TPS Agreement, on March 11, 2009, our subsidiaries amended the terms of the WF facility. The significant amendments to the WF facility are as follows:
•	Beginning on April 30, 2009, the maximum amount of borrowings under the revolving line of credit available under the WF facility will be reduced from $20 million to $15 million.
•
The calculation of the interest rate on the outstanding balances was changed. Interest is now calculated with reference to the “WFBC Base Rate.” The WFBC Base Rate is, for any day, a fluctuating rate equal to the higher of (a) the Wells Fargo prime rate in effect on such day or (b) a rate determined by Wells Fargo to be 1.50% above the daily three month LIBOR rate (the rate of interest equal to LIBOR then in effect for delivery for a three-month period).

•
The interest rate on our revolving loan is now calculated with reference to the WFBC Base Rate plus 0.5%. The interest rate on our term note is now calculated with reference to the WFBC Base Rate plus 2.75%.

•	The quarterly principal amortization payments of $20,000 under the $250,000 promissory note received from Select pursuant to the TPS Agreement will be used to partially pay down the term note.
•
We agreed not to incur or contract to incur capital expenditures of more than (a) $500,000 in the aggregate during the 2009 fiscal year and (b) $200,000 thereafter until new financial covenants are set.

•	Our ability to make new loans and advances to, and investments in, TPS may not exceed certain thresholds.
We did not pay any prepayment penalties or fees in consideration for these amendments.
Currently both the term note and revolving facility WFBC Base Rate is priced based on the prime rate.
The initial $1,700,000 of payments received from the sale of the TPS business in March 2009 was used to pay down the term note ($1,000,000) and the revolving line of credit ($700,000).
In April 2008, the Company borrowed $9,996,000 on the revolving line of credit and $4,100,000 on the term note in connection with the payment in full of all outstanding amounts owed to CapitalSource Finance LLC (“CapitalSource”), as explained below. In addition to the repayment of the loan from CapitalSource, the proceeds of the WF facility can be used to repurchase our convertible notes and for ongoing working capital needs. As further explained below, we repurchased $3,000,000 of convertible notes in May 2008 for $2,850,000 plus accrued interest. We borrowed $1,000,000 on the term note and the remainder on the revolving line of credit to fund the repurchase of the convertible notes.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
In December 2008, we borrowed the remaining $900,000 in available funds under the term note.
At December 2008, the outstanding balance of the revolving facility and term note was $10,102,000 and $4,247,000, respectively. Average daily borrowings under the revolving line of credit during 2008 were $12,044,000 at an average interest rate of 4.6% and a fully amortized effective rate of 4.9%. The revolving facility balance is stated net of customer payments deposited in restricted collateral accounts controlled by Wells Fargo. Borrowing availability under the revolving facility was $1,210,000 as of December 2008.
In February 2009, Wells Fargo issued a letter of credit in the amount of $187,000, replacing the letter of credit released, as explained above under Restricted Cash.
The WF facility requires certain customer payments to be paid directly to blocked lockbox accounts controlled by Wells Fargo, and contains a provision that allows the lender to call the outstanding balance of the line of credit and term note if any material adverse change in the business or financial condition of Global were to occur. The WF facility includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties including a fixed charge coverage ratio, annual capital expenditure limitations and restrictions on the payment of dividends.
CapitalSource Agreement
In February 2007, the Company and its subsidiaries entered into a Credit and Security Agreement (“the CS facility”) with CapitalSource. The CS facility provided for a revolving line of credit and letters of credit collateralized by the Company’s eligible accounts receivable, as defined in the CS facility, with a borrowing capacity of $18 million. The CS facility also provided for up to $12 million borrowing under a term note. Beginning June 30, 2007, payments of $875,000 on the term note were payable quarterly. Additionally, 75% of the Company’s free cash, as defined in the CS facility, from each year beginning with 2007, was due in April of the following year. Any proceeds from the disposition of assets, recoveries under insurance policies and the sale of debt or equity securities, unless such sales or issuances were approved by CapitalSource, were to be applied to repay the CS facility. Interest on the revolving line of credit was payable at prime rate plus 2.25% or the applicable 30, 60 or 90-day LIBOR plus 3.5%. A fee of 0.5% per annum was payable on the unused portion of the revolving line of credit. Additionally, an annual collateral management fee of $25,000 was charged. The term note bore interest at prime rate plus 3.75% or the applicable 30, 60 or 90-day LIBOR plus 5.0%. As noted above, the CS facility was paid in full in April 2008. The CS facility was to have expired in December 2010.
In April 2008, in conjunction with the closing of the WF facility, as described above, we paid in full the outstanding balances owed to CapitalSource, in the amount of $14,096,000, including an early retirement fee of $49,000, and terminated the underlying Credit and Security Agreement. In addition, we recognized additional interest of $471,000 related to unamortized loan fees. In connection with the pay off of the CS facility, we collateralized one letter of credit issued by CapitalSource, with an expiration date of December 31, 2008, in the amount of $192,000 with $202,000 of cash. The letter of credit was released in February 2009 and the collateral was returned to us.
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
The CS facility included various financial and other covenants, including senior and total debt leverage, fixed charge coverage, minimum EBITDA, as defined, annual capital expenditure limitations and restrictions on the payment of dividends. We were in default of our loan covenants as of December 2007 with regard to minimum EBITDA requirements. We began negotiations with CapitalSource in December 2007 to amend the facility in order to cure the default. As a result of not curing the default and not yet closing on the new facility as of the filing of our annual report on Form 10-K for 2007, the Company reclassified its debt owed to CapitalSource to current portion of long-term debt in the accompanying consolidated balance sheet as of December 2007.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
2006 Wells Fargo agreement
In connection with the share purchase agreement and recapitalization on March 31, 2006, the Company and its subsidiaries amended the Credit and Security Agreement (“2006 facility”) with Wells Fargo for revolving credit borrowings and letters of credit collateralized by the Company’s accounts receivable, and increased its borrowing capacity to $20 million, including up to $5.0 million borrowing under a term note. The term note was payable monthly and amortized over a 36-month period. 25% of the Company’s annual free cash, as defined in the agreement, was due in February 2007 and February 2008; and any unpaid balance was due in April 2008. The term note bore interest at Wells Fargo’s prime rate plus 2.75%. Additionally, the agreement provided for an increase in the revolving line of credit available borrowings of up to $15 million ($10 million prior to March 31, 2006); limited to eligible billed receivables and unbilled receivables, as defined in the 2006 facility. Interest was payable at Wells Fargo’s prime rate, subject to a minimum of $7,500 per month. A fee of 0.25% per annum was payable on the unused portion of the commitment. The term of the agreement was to expire in July 2009. The Company paid a closing fee of $175,000 upon funding.
In conjunction with entering into the CS facility described above, all outstanding balances under the 2006 facility were paid in full on February 28, 2007 and the 2006 facility was terminated. The Company paid an early retirement fee of $377,000. In connection with the pay off of the 2006 facility the Company collateralized two letters of credit in the total amount of $525,000 with $551,000 of cash. On July 23, 2007, one of the letters of credit was released and $300,000 of cash was transferred into the Company’s operating account. The remaining letter of credit was released on January 16, 2008 and the remaining cash collateral was transferred into our operating account.
The average balance outstanding under the revolving line of credit for the two months of 2007 was $9,278,000 at an average interest rate of 8.5% and a fully amortized effective rate of 9.8%.
NOTE I — LONG-TERM DEBT
Long-term debt consisted of the following as of:

	December	December
	2008	2007
Wells Fargo term note	$4,247,000	$—
Senior subordinated secured convertible notes, net of unamortized discount of $4,719,000 and $7,222,000, respectively	15,228,000	14,731,000
Senior subordinated secured convertible notes due to related parties, net of unamortized discount of $247,000 and $677,000, respectively	797,000	1,383,000
CapitalSource term note	—	9,375,000

Total	20,272,000	25,489,000
Less current portion	(3,185,000)	(9,375,000)

Total long-term debt	$17,087,000	$16,114,000

Convertible Notes
At December 2008, the Company had $21 million aggregate principal amount of senior subordinated secured convertible notes (the “convertible notes”) outstanding. The convertible notes are stated net as a result of recording discounts associated with the valuation of the detachable warrants and conversion feature. The discounts will be amortized over the life of the instrument using the effective interest method. The notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly. In connection with the acquisition of Career Blazers, the Company agreed to temporarily increase from 8.0% to 9.5% the interest rate paid on the convertible notes beginning on February 28, 2007 and ending on the date on which the Company had made the requisite $5 million minimum offering of common stock or the stand-by-purchasers satisfied their commitment to purchase an aggregate of $3 million of common stock in lieu thereof (the “back-stop”). The stand-by purchasers completed the back-stop stock purchase effective September 30, 2007 and the interest rate on the convertible notes reverted to 8% from 9.5% beginning on October 1, 2007.
The notes are convertible at a holder’s option at any time prior to maturity into shares of the Company’s common stock. The issuance of common stock and warrants to the stand-by purchasers, as described above, caused automatic adjustments to the conversion and exercise prices of the Company’s outstanding convertible notes, Series A mandatorily redeemable convertible preferred stock, and warrants to purchase common stock. The adjustments were made automatically and in such manner as provided for by the terms of the respective securities. The conversion price of the convertible notes adjusted from $6.25 per share to $4.40 per share.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
If during the period from March 31, 2007 through March 31, 2009, the closing price of our common stock is less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, a holder who converts will receive a payment in shares, or at the Company’s option in cash, equal to the present value of the interest that would have accrued from the redemption date through the third anniversary of the issuance date. No holder converted their notes under this provision.
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
The Company may redeem the notes after January 30, 2009 if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If the Company so redeems the notes, the Company must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. Our stock has not traded at 200% of the conversion price since the issuance of the convertible notes.
The convertible notes agreement includes various covenants with which the Company must comply, including the ratio of indebtedness to consolidated EBITDA, as defined.
In consideration for the consent to the TPS Agreement by the holders of our convertible notes and Series A Convertible Preferred Stock on March 11, 2009, we agreed with the holders thereof to amend certain provisions of the convertible notes and the Preferred Stock Securities Purchase Agreement. The significant amendments to the convertible notes and the Preferred Stock Securities Purchase Agreement are as follows:
•	The maximum amount of borrowings under the WF facility may not exceed $15 million beginning on April 30, 2009.
•	The aggregate amount outstanding under the WF facility revolving line of credit and letters of credit may not at any time exceed $10 million.
•
The maximum base interest rates (excluding default interest rate) allowed under the WF facility may not exceed the WFBC Base Rate plus 3% (excluding commitment and similar per annum fees) with respect to the revolving loan and the WFBC Base Rate plus 5% (excluding commitment and similar per annum fees) with respect to the term note.

We did not pay any prepayment penalties or fees in consideration for these amendments.
In April 2008, in consideration for the signing of a new subordination agreement by the holders of the convertible notes with Wells Fargo with respect to the WF facility, we entered into the Agreement to Enter into a New Subordination Agreement (“Agreement”) with the holders. Under this Agreement, we agreed to make, and made, an offer to repurchase, pro rata from the holders, on or before May 9, 2008 (the “Repurchase Date”) at least $3,000,000 aggregate principal amount of notes at a price equal to 95% of the principal amount thereof plus interest accrued through the Repurchase Date. Each holder wishing to sell notes delivered a completed Repurchase Election Form to us. To the extent that a holder elected to have less than its pro rata share of notes repurchased, other holders elected to have us purchase such amounts from them on a pro rata basis. Accordingly, we repurchased $3,000,000 of notes on May 9, 2008 for $2,850,000 plus accrued interest, including $157,000 of notes from certain officers, directors and employees. We utilized borrowings under the WF facility to fund the purchase.
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

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE J — INCOME TAXES
Income tax expense attributable to income from operations consists of the following:

	2008
	Current	Deferred	Total
U.S. Federal	$—	$7,092,000	$7,092,000
State and local	159,000	757,000	916,000

Total	$159,000	$7,849,000	$8,008,000

	2007
	Current	Deferred	Total
U.S. Federal	$—	$(292,000)	$(292,000)
State and local	235,000	(32,000)	203,000

Total	$235,000	$(324,000)	$(89,000)

Income tax expense attributable to income from operations for 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income from operations as a result of state income taxes, revaluation of the warrant and conversion feature liability, accretion and amortization related to preferred stock, share-based compensation, amortization of goodwill and FICA tip and Work Opportunity Tax (“WOTC”) (in 2008) credits. Additionally in 2008, we increased the valuation allowance for certain of our deferred tax assets, as described below, as shown in the following table:

	2008	2007
Tax computed at federal statutory rate	34.0%	34.0%
State tax, net of federal tax benefit	3.6	1.4
Mandatorily redeemable convertible preferred stock accretion and amortization	133.7	8.1
Warrant valuation	(296.9)	(47.5)
FICA tip credit, net	(121.4)	(5.0)
Share-based compensation	40.3	5.9
Valuation allowance	1,369.0	—
Permanent differences and other	15.3	2.3

Effective Rate	1,177.6%	(0.8)%

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below as of:

	December	December
Deferred tax asset (liability):	2008	2007
Allowance for doubtful accounts	$145,000	$184,000
Net operating loss carry forwards	—	796,000
AMT and FICA tip tax credit	—	41,000
Other reserves	284,000	788,000
Valuation allowance	(340,000)	—

Deferred tax assets — current	89,000	1,809,000

AMT and FICA tip tax credit	5,341,000	4,047,000
Net operating loss carry forwards	4,133,000	1,988,000
Share-based compensation	401,000	184,000
Amortization of goodwill and other intangibles	2,689,000	3,094,000
Depreciation of property and equipment	—	120,000
Other reserves	56,000	—
Valuation allowance	(9,996,000)	(1,027,000)

Deferred tax assets — long-term	2,624,000	8,406,000

Deferred tax liability — depreciation of property and equipment	(347,000)	—

Net deferred tax assets — long-term	2,277,000	8,406,000

Net deferred tax assets	$2,366,000	$10,215,000

As of December 2008, the Company has federal net operating loss carry forwards of approximately $6,676,000 expiring in 2023 through 2028. The Company has state net operating loss carry forwards in various jurisdictions of up to $4.7 million, which expire on various dates from 2010 through 2028. AMT and FICA tip tax credits of $5,106,000 expire in 2017 through 2028.
The Company has established a valuation allowance against its net deferred tax assets as of December 2008 and December 2007 of $10,336,000 and $1,027,000, respectively. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined the net deferred tax assets should remain subject to an allowance until it has forecasted net income into the foreseeable future sufficient to realize the related net deferred tax assets. The $9,309,000 increase in 2008 was the result of management’s evaluation of the current business cycle, a three year projected calculation of taxable income and reversal of existing temporary differences. The $283,000 increase in 2007 resulted from a state by state analysis of projected taxable income and a change in the estimated effective state tax.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 2008, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the Internal Revenue Service of the United States.
NOTE K — STOCKHOLDERS’ EQUITY
The Company’s authorized capital stock consists of 40,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of mandatorily redeemable convertible preferred stock, par value $0.001 per share.
The Company entered into a Subscription Agreement with, and issued and sold, effective September 2007, an aggregate of 2 million shares of common stock with attached warrants to purchase approximately 1.8 million shares of common stock (“backstop warrants”), for an aggregate purchase price of $3 million ($2,757,000 in cash and $243,000 delivery of convertible notes) to members of the Company’s management and board of directors and affiliates of Rodman & Renshaw, LLC, our market maker on the OTC Bulletin Board and placement agent in our March 2006 recapitalization, collectively also referred to herein as the stand-by purchasers. The cash was received in full in early October 2007 and included $2,107,000 of cash from related parties. In addition, $243,000 in convertible notes delivered was from related parties. The stock was recorded net of the associated valuation of the attached warrants of $1,723,000 calculated as described in the warrant and conversion feature valuation in Note A.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The Company entered into the Subscription Agreement and issued and sold the common stock and warrants pursuant to the terms of an agreement, in February 2007, with the holders of our convertible notes and Series A mandatorily redeemable convertible preferred stock. Pursuant to the terms of the February agreement, the Company was obligated to sell at least $5 million of common stock in a private placement or public offering to close no later than September 30, 2007 or call upon the commitment received from certain stand-by purchasers, or their designees, to purchase an aggregate of $3 million of common stock on September 30, 2007. The Company conducted an offering in good faith and using commercially reasonable efforts during the period but, after receiving a market valuation of the offering, management and the Company’s board of directors concluded that the offering was not in the best interest of the Company or its security holders. Accordingly, the stand-by purchasers completed the stock purchase as described above. The Company did not issue any warrants with respect to common stock purchased by delivering convertible notes. The sale of the common stock and warrants was not registered, and we issued and sold them in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.
On December 28, 2007, as more fully explained below, a total of 2,524,578 shares of common stock were issued in exchange for 6,172,283 warrants at a fair market value of $2.45 per share, net of issuance costs.
Series A Mandatorily Redeemable Convertible Preferred Stock
The Company has outstanding 12,750 shares of our Series A mandatorily redeemable convertible preferred stock. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the face amount plus a premium calculated at an annual rate of 8% (as adjusted and subject to temporary adjustment as described below) from issuance to maturity. Upon liquidation, the Company’s preferred stockholders will receive the face amount of the preferred stock plus a payment equal to 8% per annum (subject to temporary adjustment as described below) of the face amount, and will thereafter share ratably with the Company’s common stockholders in the distribution of the remaining assets. In February 2007, in consideration for the consent by the holders of our convertible notes and Series A mandatorily redeemable convertible preferred stock to the refinancing of the Company’s senior debt and amendment of the convertible notes, the Company amended the certificate of designations, rights, and preferences of the Series A mandatorily redeemable convertible preferred stock to increase the premium rate paid on the preferred stock from 8.0% to 9.5% for the period beginning on February 28, 2007 and ending on the date on which the Company had issued at least $5 million of common stock for cash (or, if such common stock has not been issued by September 30, 2007, the date on which certain stand-by-purchasers purchased an aggregate of $3 million of the newly issued common stock). The stand-by purchasers completed the stock purchase effective September 30, 2007 and the interest rate on the Series A mandatorily redeemable convertible preferred stock reverted to 8% from 9.5% beginning on October 1, 2007.
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
As described in Note I, in consideration for the consent to the TPS Agreement by the holders of our Series A Convertible Preferred Stock we agreed with the holders thereof to amend certain provisions of the Preferred Stock Securities Purchase Agreement.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
In June and July of 2008, certain officers and employees, and a director purchased 533 shares of Series A Convertible Preferred Stock from another holder.
Series A mandatorily redeemable convertible preferred stock are recorded at face amount plus the premium net of a discount associated with the warrant and conversion feature valuation and consisted of the following at:

	December 2008	December 2007
Non Related Party
Principal and premium	$15,022,000	$14,657,000
Discount	(8,108,000)	(10,069,000)

Net	$6,914,000	$4,588,000

Related Party
Principal and premium	$654,000	$—
Discount	(353,000)	—

Net	$301,000	$—

Warrants to purchase common stock
In March 2006, Global issued warrants to purchase our common stock to the purchasers of our convertible notes, Series A mandatorily redeemable convertible preferred stock and common stock in the recapitalization. The Company also issued warrants to purchase our common stock to our placement agent in the recapitalization (collectively “recapitalization warrants”). As described above, effective September 30, 2007, we issued the back-stop warrants to certain stand-by purchasers.
On December 28, 2007, Global closed a Warrant Exercise and Cancellation Agreement (the “Warrant Agreement”) with respect to substantially all of its outstanding warrants to purchase common stock. As of December 26, 2007, the date of the Warrant Agreement, the market price of Global’s common stock was $2.45. The recapitalization warrants were exercisable into common stock at exercise prices between $4.23 and $4.40 per share and the backstop warrants were exercisable into common stock at an exercise price of $1.80. Each recapitalization warrant was exercised into 0.33 shares of common stock, and each backstop warrant was exercised into 0.5953061 shares of common stock. A total of 2,524,578 shares of common stock were issued in exchange for 6,172,283 warrants. Each warrant holder exercised all of its warrants in a cash-less manner, except one warrant holder, who would have beneficially owned in excess of 4.99% of the outstanding common stock, and therefore reduced the number of warrants that it exercised so as to own 4.99% of the outstanding common stock and agreed to exercise the remaining warrants from time to time on the same terms and conditions when and to the extent it can do so without exceeding the 4.99% limitation. This holder continues to hold 340,727 warrants exercisable into 112,440 shares of common stock.
The following table summarizes the number of shares of common stock underlying the warrants outstanding prior to and after the transaction:

	Number of shares	Number of shares
	underlying	underlying
	warrants prior to	warrants after		Original
	transaction	transaction		Expiration date
Note Warrants	551,287	—		March 31, 2011
Preferred Warrants	2,358,948	112,440	*	March 31, 2013
Common Warrants	1,205,678	—		March 31, 2013
Placement Agent Warrants	558,758	—		March 31, 2013
Backstop Warrants	1,838,339	—		September 30, 2014

TOTAL	6,513,010	112,440

*	- All held by a single holder and subject to exercise as explained above

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
Compensation
In connection with the exercise of the backstop warrants for five officers and five employees, the Company recognized $553,000 of compensation expense in the consolidated statements of operations in 2007.
Stock Options
In November 2006, the stockholders of Global approved the Global Employment Holdings, Inc. 2006 Stock Plan (“the 2006 Stock Plan”). The purpose of the 2006 Stock Plan is to: (i) promote the interests of the Company and its stockholders by strengthening Global’s ability to attract, motivate and retain employees, officers, consultants and members of the board of directors; (ii) furnish incentives to individuals chosen to receive awards of Global’s common stock under the plan because they are considered capable of responding by improving operations and increasing profits or otherwise adding value to Global; and (iii) provide a means to encourage stock ownership and proprietary interest in Global to valued employees, members of the board of directors and consultants upon whose judgment, initiative, and efforts the continued financial success and growth of our business largely depend.
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
The term of each option shall be determined by the compensation committee but shall not exceed 10 years. Unless otherwise specified in an option agreement, options shall vest and become exercisable on the following schedule: 1/3 on the first annual anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. We will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The Company uses historical data to estimate employee termination within the valuation model; separate groups of employees that have similar historical termination behavior are considered separately for valuation purposes. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We believe these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
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
These types of options are commonly referred to as “plain vanilla”. Staff Accounting Bulletin 107, as extended by Staff Accounting Bulletin 110, issued by the SEC, states it is allowable for an entity that chooses not to rely on its historical exercise data in estimating the expected term of the options may find certain alternative information, such as exercise data relating to employees of other companies, may not be easily obtainable. As such, in the short term, some companies may encounter difficulties in making a refined estimate of expected term. Accordingly, it is acceptable to utilize the following “simplified” method for “plain vanilla” options consistent with those in the fact set above: expected term = ((vesting term + original contractual term) / 2). More detailed information about exercise behavior will, over time, become readily available to companies. As such, this simplified method can be used for share option grants until more detailed information is widely available. The Company has elected to use the “plain vanilla” method to estimate expected term, and has applied it consistently to all “plain vanilla” employee share options.
In order to assist in achieving the objectives of the 2006 Stock Plan, in August 2007, the compensation committee adjusted the exercise price on all grants issued prior to August 16, 2007 for thirty-four employed officers and employees as well as four serving non-employee directors to $3.00, the closing quoted market price on August 16, 2007, from the original grant price of $5.00. All other provisions of the grants remain unchanged. The incremental cost related to the adjustment of the exercise price totaled $404,000, of which $125,000, associated with vested options, was recognized immediately in the third quarter of 2007. The remaining incremental cost will be recognized ratably over the remaining vesting period of the options.
Compensation expense included in the consolidated statements of operations for the 2006 Stock Plan was $1,363,000 in 2008 and $1,802,000 in 2007 and $216,000 and $184,000 of deferred tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements during 2008 and 2007, respectively.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
A summary of option activity under the 2006 Stock Plan as of December 2008, and changes during the two years then ended is presented below. Prices and values are based upon post modification factors where applicable.

				Wgt. Avg.
				Remaining
	Range of		Wgt. Avg.	Contractual	Wgt. Avg.	Aggregate
	Exercise		Exercise	Life	Grant Date	Intrinsic
	Prices	Stock Options	Price	(Years)	Fair Value	Value
2007 Activity
Issued		1,557,361	$3.05	—	$2.60	—
Exercised		—	—	—	—	—
Forfeited		57,821	$5.00	—	$2.62	—
Expired		—	—	—	—	—

As of December 2007
Outstanding	$1.50 – $3.00	1,499,540	$2.97	9.32	$2.58	$28,500
Vested and exercisable	$3.00	273,329	$3.00	9.13	$3.04	$—
Nonvested	$1.50 – $3.00	1,226,211	$2.96	9.36	$2.48	$28,500

2008 Activity
Issued		1,561,661	$0.86	9.66	$0.47	$288,000
Exercised		—	—	—	—	—
Forfeited		34,250	$3.00	—	$1.69	—
Expired		—	—	—	—	—

As of December 2008
Outstanding	$0.23 – $3.00	3,026,951	$1.88	9.01	$1.49	$288,000
Vested and exercisable	$1.50 – $3.00	761,737	$2.98	8.24	$2.74	—
Nonvested	$0.23 – $3.00	2,265,214	$1.51	9.27	$1.07	$288,000
Employees of TPS were granted 75,000 options. As a result of the sale of TPS in March 2009, 70,000 unvested options will be forfeited and the employees have ninety days to exercise 5,000 vested options.

Assumptions:	2008	2007
Expected Volatility	52.7% – 58.0%	52.7% – 55.2%
Weighted-Average Volatility	55.0%	53.6%
Expected Dividends	0%	0%
Expected Term (years)	4.1 – 6.0	5.6 – 6.0
Risk-Free Rate	2.19%	4.29%
Total intrinsic value of options exercised:	—	—
Total fair value of shares vested:	$2,085,000	$832,000
Unrecognized compensation cost related to nonvested awards:	$1,260,000	$2,388,000
Weighted-average period over which nonvested awards are expected to be recognized:	2.16 years	1.13 years
NOTE L — WARRANT AND CONVERSION FEATURE VALUATION
The Company applied the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and related standards for the accounting of the valuation of the common stock warrants and conversion features embedded in our convertible debt and mandatorily redeemable convertible preferred stock. Accordingly, we recorded a warrant and conversion liability upon the issuance of our mandatorily redeemable convertible preferred stock and convertible debt equal to the estimated fair market value of the various features with a corresponding discount to the underlying financial instruments issued at March 31, 2006 and September 30, 2007. The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions. The Company records the change in the estimated fair market value of the warrant and conversion liability as a reduction of interest expense.

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
For 2008 and 2007, the following assumptions were utilized:

	2008	2007
Average expected volatility	52.7%	55.1%
Contractual term	2.25 to 4.25 years	3.25 to 6.75 years
Average risk free interest rate	2.2%	4.2%
Expected dividend rate	0%	0%
NOTE M — COMMITMENTS AND CONTINGENCIES
Contingencies
The Company is not currently a party to any material litigation; however in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that Global insures against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employee benefits liability, staffing errors and omissions, employment practices, fiduciary liability, fidelity losses and director and officer liability. Management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.
Under the organizational documents, Global’s directors are indemnified against certain liabilities arising out of the performance of their duties to Global. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with Global or its subsidiaries. Global’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against Global that have not occurred. However, based on experience, management expects the risk of loss to be remote.
Operating Leases
The Company is obligated under several operating leases for office space and certain office equipment ranging in terms from one to ten years expiring at various dates through 2019. Rent expense under operating leases for 2008 and 2007 was $2,068,000 and $2,051,000, respectively.
As of December 2008, future minimum lease commitments under noncancellable operating leases are as follows:

Years
2009	$2,241,000
2010	1,715,000
2011	1,328,000
2012	1,148,000
2013 and thereafter	5,725,000
Total minimum lease payments	$12,157,000
Certain leases contain purchase options, renewal options and escalation clauses. These contingent rent amounts are excluded from minimum rent until lease extensions are executed. Rent escalations, however, are reflected in the minimum rent and are included in the determination of total rent expense.
As described below, the Company sold the TPS business in March of 2009. As a result, the lease commitments of TPS were assumed by the purchaser, representing $298,000, $218,000, $69,000 and $23,000 reductions in years 2009, 2010, 2011 and 2012, respectively.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE N — EMPLOYEE BENEFIT PLANS
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
GES PEO has adopted a 401(k) profit sharing plan (the “PEO Plan”) for the benefit of all eligible work-site employees, as defined in the plan agreement. The PEO Plan is a defined contribution plan to which eligible employees may make voluntary contributions, on a before-tax basis, from 1 percent to 15 percent of their compensation during each year while they are a plan participant. Under the PEO Plan, employees’ salary deferral contributions are limited to amounts established by tax laws. Participants are at all times fully vested in their salary deferral contributions to the PEO Plan and the earnings thereon. All amounts contributed pursuant to the PEO Plan are held in a trust and invested, pursuant to the participant’s election, in one or more investment funds offered by a third-party trustee. Employees are eligible to participate in the PEO Plan on the next entry date after turning age 21 and upon completion of at least 1,000 hours of service in a consecutive 12-month period. Entry dates are the first day of each quarter. Service with a client company is credited for eligibility and vesting purposes under the PEO Plan.
The PEO Plan also offers the option of matching contributions to certain work-site employees under Section 401(m) of the Internal Revenue Code. Under this option, customer companies may elect to participate in the matching program, pursuant to which the customer companies contribute an annually determined percentage of the employee’s compensation each pay period. Participants vest in these matching contributions 20 percent per year beginning after one year of service, and are fully vested after six years of service. In addition, participants are fully vested in these matching contributions upon normal retirement (i.e., attainment of age 65) or death. GES PEO’s customers made matching contributions of approximately $504,000 and $486,000 for work-site employees for 2008 and 2007, respectively.
NOTE O — RELATED PARTIES
The Company is renting, or has rented, administrative facilities from stockholders and current employees, and family members of officers of the Company. For 2008 and 2007, the Company paid rent expense to these related parties of $68,000 and $64,000, respectively.
Several of the holders of our convertible notes and preferred stock are directors, officers or employees of Global or its subsidiaries. The Company pays interest to all holders of the convertible notes pursuant to the terms of the loan documents.
NOTE P — SEGMENT INFORMATION
The Company’s business is divided into two major segments, staffing services and professional employer organization, also known as PEO services. These segments consist of several different practice groups. The Company’s temporary staffing practice group provides temporary and temp-to-hire services in areas such as light industrial, clerical, logistics fulfillment, call center operations, financial services, and warehousing, among others. The Company’s direct hire placement practice group responds to the Company’s customer’s requests by finding suitable candidates from the Company’s national network of candidates across a broad range of disciplines. The Company’s professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others. The Company’s employee leasing practice group assists customers in managing human resources responsibilities and employer risks such as payroll and tax administration, workers’ compensation, employee benefit programs, and regulatory compliance. The Company’s operating segments are based on the type of services provided to clients. Staffing services are provided to clients throughout the United States and as such, the revenue earned is spread over numerous states. All revenue is earned within the United States. The reconciling difference between the two segments and total Company represents costs and assets of the corporate division. One customer accounted for 17.4% and 14.3% of total revenue during 2008 and 2007, respectively. This customer is in the contingency staffing division of the staffing services segment. During 2008 and 2007, no other customer accounted for more than 6.3% and 4.8% of our revenue, respectively.

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
Segment information is as follows:

	2008	2007

Staffing revenues	$137,286,000	$139,877,000
PEO revenues	$31,190,000	$34,016,000
Total Company revenues	$168,476,000	$173,893,000

Staffing depreciation	$400,000	$231,000
PEO depreciation	$197,000	$162,000
Total Company depreciation	$858,000	$608,000

Staffing amortization	$1,831,000	$1,955,000
PEO amortization	$—	$—
Total Company amortization	$1,831,000	$1,955,000

Staffing income (loss) before income taxes	$5,454,000	$7,109,000
PEO income before income taxes	$6,108,000	$6,650,000
Total Company income (loss) before income taxes	$680,000	$10,877,000

Staffing capital expenditures	$322,000	$420,000
PEO capital expenditures	$62,000	$99,000
Total Company capital expenditures	$507,000	$745,000

	As of
	December 2008	December 2007

Staffing assets	$44,282,000	$43,874,000
PEO assets	$36,799,000	$33,684,000
Total Company assets	$55,112,000	$69,486,000

Staffing goodwill and intangibles	$12,686,000	$12,860,000
PEO goodwill and intangibles	$12,090,000	$12,090,000
Total Company goodwill and intangibles	$24,776,000	$24,950,000
NOTE Q — QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following summarizes unaudited quarterly operating results (all amounts in thousands, except per share data):

2008 Quarters	1st	2nd	3rd	4th
Revenues, net	$46,018	$43,310	$41,598	$37,550
Gross profit	$11,134	$11,518	$11,117	$9,006
Net income (loss)	$(169)	$2,781	$223	$(10,163)
Income (loss) per share:
Basic	$(0.02)	$0.26	$0.02	$(0.96)
Diluted	$(0.04)	$0.19	$0.02	$(0.96)

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements

2007 Quarters	1st	2nd	3rd	4th
Revenues, net	$36,621	$44,338	$46,889	$46,045
Gross profit	$10,177	$11,859	$12,149	$11,144
Net income (loss)	$991	$8,788	$8,947	$(7,760)
Income (loss) per share:
Basic	$0.16	$1.46	$1.48	$(0.98)
Diluted	$0.16	$0.77	$0.57	$(0.98)
As more fully explained in Note J, Net loss in the 4th quarter of 2008 includes income tax expense related to reserving net deferred tax assets of $9,309,000.
The Company has historically experienced significant fluctuations in quarterly operating results and anticipates such fluctuations to continue in the future. Operating results may fluctuate due to a number of factors such as seasonality, holidays, wage limits on payroll taxes, claims experience for workers’ compensation and unemployment, demand and competition for services. Revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on the staffing services business. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. By emphasizing on-site management arrangements, the Company has been able to reduce the seasonality of our business. Additionally, the sale of the TPS business will have a significant impact on future operating results.
The PEO services segment suffers far less from seasonal fluctuations with the exception of the first quarter of each year during which generally more new business is booked than during other times of the year.
NOTE R — ACQUISITIONS
In February 2007, Global closed the asset purchase agreement with Career Blazers. Under the agreement, Global purchased substantially all of the property, assets and business of the seller parties to the agreement for an aggregate purchase price of $10,250,000, as adjusted based on the amount of net working capital of the purchased business. The purchase price consists of a cash payment of $9,000,000 at closing and a contingent payment of $1,250,000 depending on when and if certain conditions are met. The contingent payment is included in accrued liabilities in the consolidated balance sheets at December 2008.
Career Blazers, with offices in New York City, New Jersey, Washington DC and Maryland, provides temporary, “payrolling” services, also referred to as contingency services, and permanent staffing and related services to customers in the northeastern region. The acquisition allows Global to expand our operations into these markets not previously served by us. The following factors were primary reasons that contributed to the estimated goodwill and intangible assets recorded: going concern value, administrative expense efficiency, name and trademark value and customer and employee base.
Pro Forma Results of Operations (Unaudited)
The operating results of the Career Blazer acquisition are included in our results of operations since the date of acquisition. The following unaudited summary presents the combined results of operations as if the acquisition had occurred at the beginning of 2007, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

2007
Revenue	$182,098,000
Gross profit	$46,655,000

Net income	$11,038,000
Basic earnings per share	$1.69

Diluted earnings per share	$1.04

Global Employment Holdings, Inc.
Notes to Consolidated Financial Statements
In June 2008, Global purchased specified assets of a staffing services provider located near Atlanta, Georgia. Under the agreement, Global purchased the temporary employee data base, customer relationships, customer contracts and customer lists of the acquired entity. The purchase price consisted of a cash payment of $300,000 at closing and a semi-annual contingent payment over the next two years based upon a percentage of the gross margin dollars received from the purchased business’ customer base, as defined. In February 2009, Global made a contingent payment of $42,000. The Georgia acquisition complemented existing staffing services in the region. As discussed below, in March 2009 we sold the assets acquired in the Georgia acquisition as part of the sale of the TPS business.
NOTE S — SUBSEQUENT EVENT
On March 12, 2009, pursuant to the TPS Agreement, we sold substantially all of the property, assets, business and contracts of our Georgia subsidiary TPS to Eastern Staffing, LLC, d.b.a. Select Staffing, and Select Staffing assumed certain liabilities of TPS. The aggregate purchase price was $1,950,000 plus retained accounts receivable. The purchase price consisted of a cash payment of $1,000,000 at closing, a $700,000 note paid on March 20, 2009 and a two-year $250,000 note, bearing interest at 6% per annum, with principal payable in quarterly installments of $20,000 and the balance due on the maturity date of March 9, 2011. Global retained the rights to collect customer accounts receivable of approximately $5,500,000.
The operating results of TPS are included in our staffing segment results of operations. The following unaudited summary presents the results of operations of TPS for the years ended.

	December 2008	December 2007
Revenue	$59,063,000	$63,886,000
Gross profit	$8,922,000	$10,155,000

Income before income taxes	$1,616,000	$2,694,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Employment Holdings, Inc.
Registrant

April 6, 2009	By:	/s/ Howard Brill Howard Brill
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of April, 2009.
Principal Executive Officer and Director:

/s/ Howard Brill Howard Brill	President, Chief Executive Officer and Director
Principal Financial and Accounting Officer:

/s/ Dan Hollenbach Dan Hollenbach	Chief Financial Officer, Treasurer and Secretary
Directors:

/s/ Luci Staller Altman Luci Staller Altman	Director

/s/ Charles Gwirtsman Charles Gwirtsman	Director

/s/ Richard Goldman Richard Goldman	Director

/s/ Steven List Steven List	Chief Operating Officer and Director

EXHIBIT INDEX

Exhibit #		Description	Reference

3.1		Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

3.2		Amended Articles of Incorporation of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008 (File No. 000-51737).

4.1		Form of Warrant issued under Subscription Agreement, dated as of October 3, 2007	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-51737).

10.1	*	Employment Agreement, dated as of March 14, 2007, among Global Employment Holdings, Inc., Global Employment Solutions, Inc. and Steven List	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2007 (File No. 000-51737).

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

10.12		Letter from Global Employment Holdings, Inc., dated February 28, 2007, to holders of the senior convertible notes and the Series A convertible preferred stock regarding commitment to issue equity	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51737), as amended.

10.13	*	Amended and Restated Employment Agreement, dated as of January 2, 2007, between Global Employment Solutions, Inc. and Terry Koch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-51737).

10.14
Financial Statements of Career Blazers Personnel Services, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004
Incorporated by reference to Item 9.01 of Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 (File No. 000-51737).

10.15		Subscription Agreement, dated as of October 3, 2007, by and among Global Employment Holdings, Inc. and the purchasers signatory thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File No. 000-51737).

10.16		Warrant Exercise and Cancellation Agreement dated as of December 26, 2007.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2008 (File No. 000-51737).

10.17		Credit and Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.18		$20,000,000 Revolving Promissory Note dated as of April 29, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.19		$6,000,000 Term Note dated as of April 29, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

Exhibit #	Description	Reference

10.20	Pledge Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.21	Patent and Trademark Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.22	Copyright Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.23	Guarantee by Corporation dated as of April 29, 2009	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.24	Security Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.25	Subordination Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.26	Agreement to Enter in New Subordination Agreement dated as of April 29, 2009	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008 (File No. 000-51737).

10.27	First Amendment to Credit and Security Agreement and Waiver of Default, dated as of March 11, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-51737).

10.28	Consent and Second Amendment to Senior Secured Convertible Notes, dated as of March 11, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-51737).

10.29	Consent and First Amendment to Preferred Stock Securities Purchase Agreement, dated as of March 11, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-51737).

10.30	Asset Purchase and Sale Agreement dated as of March 9, 2009, By and Between Global Employment Holdings, Inc., Temporary Placement Service, Inc., And Eastern Staffing, LLC, d.b.a. Select Staffing	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

10.31	$250,000 Promissory Note	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

10.32	$700,000 Promissory Note	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

10.33	Non-Competition Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

Exhibit #	Description	Reference

10.34	Guaranty	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009 (File No. 000-51737).

21.1	List of subsidiaries of Global Employment Holdings, Inc.	Incorporated by reference to Exhibit No. 21.1 to the Post Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133666) as amended.

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

31.2	Certification of Dan Hollenbach, Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.	Filed herewith.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished herewith.

*	- Indicates management contract or compensatory plan or arrangement.