Form 10-Q
period 2009-04-05
Global Employment Holdings, Inc.
filed 2009-05-20
CIK 1348155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 15, 2009, the total number of outstanding shares of the Registrant’s Common Stock ($.001 par value) was 10,548,330.

GLOBAL EMPLOYMENT HOLDINGS, INC.
Index

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	March	December
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,000	$5,000
Restricted cash	—	202,000
Accounts receivable, net	19,036,000	21,373,000
Deferred income taxes	74,000	89,000
Prepaid expenses and other current assets	2,666,000	2,415,000
Assets of discontinued operations	—	278,000

Total current assets	21,781,000	24,362,000

Property and equipment, net	2,291,000	2,439,000
Deferred income taxes	1,755,000	2,277,000
Other assets, net	963,000	1,030,000
Assets of discontinued operations	—	595,000
Intangibles, net	3,291,000	3,672,000
Goodwill	20,737,000	20,737,000

Total assets	$50,818,000	$55,112,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$1,486,000	$1,742,000
Accounts payable	232,000	594,000
Accrued liabilities	19,628,000	18,417,000
Liabilities of discontinued operations	—	122,000
Current portion of long-term debt — credit facility	2,335,000	3,185,000
Line of credit	7,446,000	10,102,000

Total current liabilities	31,127,000	34,162,000

Other long-term liabilities	1,507,000	1,489,000
Warrant and conversion liability	49,000	135,000
Warrant and conversion liability due to related parties	2,000	6,000
Long-term debt — credit facility	—	1,062,000
Long-term debt — convertible notes, net	15,712,000	15,228,000
Long-term debt — convertible notes, due to related parties, net	822,000	797,000
Mandatorily redeemable preferred stock, net	7,564,000	6,914,000
Mandatorily redeemable preferred stock, due to related parties, net	330,000	301,000

Total liabilities	57,113,000	60,094,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $.001 par value, 10,000,000 authorized shares designated, 12,750 issued and outstanding in 2009 and 2008. Included above under mandatorily redeemable preferred stock, net
Common stock, $.001 par value, 40,000,000 shares authorized; 10,555,010 issued, 10,548,330 outstanding in 2009 and 2008	1,000	1,000
Treasury Stock, at cost, 6,680 shares in 2009 and 2008	—	—
Additional paid in capital	35,001,000	34,781,000
Accumulated deficit	(41,297,000)	(39,764,000)

Total stockholders’ equity (deficit)	(6,295,000)	(4,982,000)

Total liabilities and stockholders’ equity (deficit)	$50,818,000	$55,112,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended
	March	March
	2009	2008

REVENUES, net	$22,602,000	$28,431,000
COST OF SERVICES	16,669,000	19,970,000

GROSS PROFIT	5,933,000	8,461,000

OPERATING EXPENSES
Selling, general and administrative	4,987,000	7,239,000
Depreciation and amortization	560,000	679,000

Total operating expenses	5,547,000	7,918,000

OPERATING INCOME	386,000	543,000

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	(1,843,000)	(2,121,000)
Fair market valuation of warrant and conversion liability	90,000	630,000
Other income (expense)	—	(11,000)

Total other income (expense), net	(1,753,000)	(1,502,000)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,367,000)	(959,000)

INCOME TAX (BENEFIT)	311,000	(299,000)

LOSS FROM CONTINUING OPERATIONS	(1,678,000)	(660,000)

DISCONTINUED OPERATIONS

INCOME FROM DISCONTINUED OPERATIONS (Including gain on disposal of $431,000 in 2009)	404,000	555,000

INCOME TAX	259,000	64,000

INCOME ON DISCONTINUED OPERATIONS	145,000	491,000

NET LOSS	$(1,533,000)	$(169,000)

Basic earnings (loss) per share of common stock:
Loss from continuing operations	$(0.16)	$(0.06)
Income from discontinued operations	$0.01	$0.05
Net Loss	$(0.15)	$(0.02)

Weighted average number of basic common shares outstanding	10,548,330	10,548,330

Diluted earnings (loss) per share of common stock
Loss from continuing operations	$(0.16)	$(0.07)
Income from discontinued operations	$0.01	$0.03
Net Loss	$(0.15)	$(0.04)

Weighted average number of diluted common shares outstanding	10,548,330	16,000,717
The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 2009

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	paid in capital	deficit	Total

Balances at December 2008	$—	—	$1,000	10,555,010	$—	(6,680)	$34,781,000	$(39,764,000)	$(4,982,000)
Share-based compensation	—	—	—	—	—	—	220,000	—	220,000
Net loss	—	—	—	—	—	—	—	(1,533,000)	(1,288,000)

Balances at March 2009	$—	—	$1,000	10,555,010	$—	(6,680)	$35,001,000	$(41,297,000)	$(6,295,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended
	March	March
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,533,000)	$(169,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	179,000	239,000
Amortization of intangibles	381,000	519,000
Amortization of debt discount and issuance costs	588,000	618,000
Bad debt expense	(35,000)	111,000
Deferred taxes	537,000	(265,000)
Accretion of preferred stock	255,000	255,000
Amortization of warrant discount on preferred stock	422,000	392,000
Share-based compensation	220,000	314,000
Fair market valuation of warrant and conversion liability	(90,000)	(630,000)
Gain on sale of discontinued operations	(431,000)	—

Changes in operating assets and liabilities:
Accounts receivable	1,854,000	(574,000)
Prepaid expenses and other	(262,000)	58,000
Accounts payable	(362,000)	(67,000)
Accrued expenses and other liabilities	1,230,000	1,064,000

Net cash flows provided by operating activities	2,953,000	1,865,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,000)	(131,000)
Proceeds from the sale of discontinued operations	1,700,000	—

Net cash flows provided by (used in) investing activities	1,668,000	(131,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(256,000)	263,000
Net borrowings (repayments) on revolving credit facility	(2,656,000)	1,343,000
Restricted cash	202,000	—
Repayments of term note	(1,911,000)	(3,632,000)
Repurchase of convertible debt	—	(20,000)

Net cash flows used in financing activities	(4,621,000)	(2,046,000)

Net increase in cash and cash equivalents	—	(312,000)
Cash and cash equivalents, beginning of period	5,000	330,000

Cash and cash equivalents, end of period	$5,000	$18,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$77,000	$68,000

Cash paid during the period for interest	$584,000	$815,000

Supplemental Disclosure of Non-Cash Information
Landlord leasehold incentives recorded as leasehold improvements	$—	$480,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements of Global Employment Holdings, Inc. (“Global”, “Company”, “we”, “us” or “our”) have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“ SEC”). The consolidated condensed balance sheet as of January 4, 2009 presented herein has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended January 4, 2009.
Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 4, 2009. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.
The results for the three months ended March 2009 are not necessarily indicative of the results to be expected for the full year or any other period.
Global, through its wholly-owned subsidiary, Global Employment Solutions, Inc., is a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and a professional employer organization, also referred to as PEO services.
In June 2008, Global purchased specified assets of a staffing services provider located near Atlanta, Georgia (the “Georgia acquisition”), which were subsequently sold pursuant to the TPS Agreement as described below.
On March 12, 2009, Global and Temporary Placement Service, Inc. (“TPS”) closed an Asset Purchase and Sale Agreement (the “TPS Agreement”) under which the Company sold substantially all of the business of TPS to Eastern Staffing, LLC, d.b.a. Select Staffing (“Select”), effective March 9, 2009. As a result, the results of operations included in the consolidated condensed statements of operations for March 2009 and 2008 related to TPS have been reclassified and reported in Discontinued operations, net of related taxes. Assets sold and liabilities assumed have been reclassified in the consolidated condensed balance sheet to Assets and liabilities of discontinued operations at December 2008.
Our staffing segment operates under the names Global Employment Solutions or Career Blazers and our PEO operates under the name Global Employment Solutions PEO or GES PEO.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s consolidated condensed financial statements include PEO unbilled accounts receivable, allowance for doubtful accounts, share-based compensation, warrant and conversion valuation and income taxes. Historically, the accrual for the large deductible workers’ compensation insurance program was based on estimates and actuarial assumptions. Additionally, the valuation of the warrant and conversion liability and share-based compensation uses the Black-Scholes model based upon interest rates, stock prices, maturity estimates and volatility factors. The Company believes these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.
Fiscal Periods
The Company’s fiscal periods are based on a 52/53-week cycle ending on the Sunday closest to each calendar end. Consequently, the 1st quarter of 2009 ended on April 5, 2009; fiscal 2008 ended on January 4, 2009; and the 1st quarter of 2008 ended on March 30, 2008. Our balance sheet dates are referred to herein as March 2009 and December 2008. Our fiscal periods are referred to herein as March 2009 and 2008. For the three months and each quarter in 2009 and 2008, the Company had 13 week periods, respectively.

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
Cash and Cash Equivalents
Our policy is to invest any cash in excess of operating requirements in highly liquid, income-producing investments. We consider such investments with original maturities of three months or less at the time of purchase to be cash equivalents.
Restricted cash
Restricted cash relates to funds collateralizing a letter of credit (in the amount of $192,000). In February 2009, the letter of credit was released and the cash was returned to the Company.
Fair Value of Financial Instruments
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
In January 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
The following table presents the number of shares of common stock underlying outstanding securities, as of the end of the periods indicated, excluded from the calculation of dilutive earnings (loss) per share for the periods presented below as the effect of the assumed exercise or conversion would be anti-dilutive:

	March	March
	2009	2008

Stock options	3,017,285	1,495,540
Warrants	112,440	112,440
Convertible debt	4,770,568	—
Preferred stock	3,914,543	3,664,128

	11,814,836	5,272,108

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A reconciliation of basic and diluted net income and weighted average common shares outstanding for the periods indicated is presented below:

	Three months ended
	March	March
	2009	2008

Basic net loss	$(1,533,000)	$(169,000)

Convertible debt interest and amortization, net of tax	—	666,000
Make whole conversion interest, net of tax (a)	—	(1,177,000)

Diluted net loss	$(1,533,000)	$(680,000)

	Three months ended
	March	March
	2009	2008

Weighted average number of basic common shares outstanding	10,548,330	10,548,330

Impact of the assumed conversion or exercise of:
Convertible debt	—	5,452,387
Convertible debt make whole (a)	—	—

Weighted average number of diluted common shares outstanding	10,548,330	16,000,717

(a)	As more fully explained in Note 5, in 2008, the Company assumed payment of the present value of interest under a redemptive event in cash.
Workers’ Compensation
The Company maintains guaranteed cost policies for workers’ compensation coverage in the states in which it operates. Under these policies the Company is required to maintain refundable deposits, which are included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheets, of $1,473,000 and $1,476,000 as of March 2009 and December 2008, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated net of an allowance for doubtful accounts of $636,000 and $376,000 at March 2009 and December 2008, respectively. The increase in the allowance is primarily due to a $400,000 reserve related to the retained accounts receivable of TPS.
The majority of the Company’s accounts receivable are due from customers of the Company for amounts due related to services provided under employee leasing client service agreements, temporary staffing or permanent placement fees. Credit is extended based on evaluation of a customer’s financial condition and underlying collateral or guarantees. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance for employee leasing and temporary staffing accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. Based on previous loss history, permanent placement allowances are established to estimate losses (returned placement revenues) due to placed candidates not remaining employed for the period guaranteed by the Company, which is normally 30 to 90 days. The Company writes off accounts receivable when they become uncollectible against the allowance for doubtful accounts, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
The Company currently services small and medium-sized companies as well as divisions of Fortune 500 companies.
In August 2008, the Company entered into an accounts receivable insurance program which partially covers our staffing services segment billings subsequent to August 1, 2008. The policy includes a $50,000 annual deductible with a 10% co-insurance on domestic receivables and a $5,000,000 annual limit on claims.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Property and Equipment
Property and equipment are stated net of accumulated depreciation and amortization of $2,587,000 and $2,418,000 at March 2009 and December 2008, respectively.
Long-Lived Assets
The Company accounts for its long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s primary long-lived assets are property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in 2009 or 2008.
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
The Company determined that each of its subsidiaries were individual reporting units as defined by SFAS 142. As a result of the market conditions related to the valuation of staffing companies, we performed an impairment test as of the end of the current quarter. Accordingly, each of the subsidiaries which have goodwill recorded were valued for purposes of the impairment calculation based on a weighted average of multiples of trailing twelve months EBITDA and discounted cash flows for the annual impairment test. Our assessment of goodwill impairment indicated that as of March 2009, the fair value of each of the reporting units exceeded its carrying value and therefore goodwill was not impaired. No impairment charge was required during 2008.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 2009, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the Internal Revenue Service of the United States.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP 157-3 did not have a significant effect on our consolidated financial statements.
In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF No. 07-5 did not have a significant effect on our consolidated financial statements as the warrant and conversion features are already accounted for as liabilities under other authoritative literature.
In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented. The adoption of FSP APB No. 14-1 did not have a significant impact on our results of operations, financial condition or liquidity.
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 did not have a significant impact on our results of operations, financial condition or liquidity.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 will have an effect on our disclosures to our consolidated financial statements.

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
3. Credit Facility
Wells Fargo Agreement
In April 2008, the Company and its subsidiaries entered into a Credit and Security Agreement (“WF facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) for a revolving line of credit and letters of credit collateralized by our subsidiaries accounts receivable and other assets, which originally provided for maximum borrowings of $26 million, including up to $6 million under a term note. Borrowings under the revolving line of credit are limited to a percentage of eligible billed and unbilled accounts receivable as defined in the WF facility. Maximum borrowings under the term note were funded as of December 2008. The term note is payable in monthly principal installments of $265,000, based upon the amount funded, plus interest, and matures in April 2010, unless paid in full earlier. Additionally, 25% of our free cash, as defined in the WF facility, from each year beginning with 2008, is due in April of the following year. Based upon the current calculation, no payment was due in April 2009. The term note bore interest at prime rate (3.25% at March 2009) plus 2.75% or the applicable 30, 60, 90-day or one year LIBOR plus 5.0%. Interest on the revolving line of credit was payable at prime rate or the applicable 30, 60, 90-day or one year LIBOR plus 3.0% subject to certain minimums. The terms of the WF facility were significantly amended in March and April as described below.
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
In February 2009, Wells Fargo issued a letter of credit in the amount of $187,000 replacing the letter of credit released as explained above under Restricted Cash.
In consideration for the consent by Wells Fargo to the TPS Agreement, on March 11, 2009, our subsidiaries amended the terms of the WF facility. The amendments to the WF facility are as follows:

•
The definition of the interest rate on the outstanding balances was changed. Interest is now calculated with reference to the “WFBC Base Rate.” The WFBC Base Rate is, for any day, a fluctuating rate equal to the higher of (a) the Wells Fargo prime rate in effect on such day or (b) a rate determined by Wells Fargo to be 1.50% above the daily three month LIBOR rate (the rate of interest equal to LIBOR then in effect for delivery for a three-month period).

•	The quarterly principal amortization payments of $20,000 under the $250,000 promissory note received from the buyer pursuant to the TPS Agreement will be used to partially pay down the term note.

•
We agreed not to incur or contract to incur capital expenditures of more than (a) $500,000 in the aggregate during the 2009 fiscal year and (b) $200,000 thereafter until new financial covenants are set.

•	Our ability to make new loans and advances to, and investments in, TPS may not exceed certain thresholds.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
We did not pay any prepayment penalties or fees in consideration for these amendments.
The initial $1,700,000 payments received from the sale of the TPS business in March 2009 was used to pay down the term note ($1,000,000) and the revolving line of credit ($700,000).
At March 2009, the outstanding balance of the revolving facility and term note was $7,446,000 and $2,335,000, respectively. Borrowing availability under the revolving facility was $1,208,000 as of March 2009.
On April 29, 2009, our subsidiaries amended the terms of the WF facility. The amendments to the WF facility are as follows:
•
We obtained an additional term loan from Wells Fargo in the principal amount of $2.1 million (the “2009 term advance”). Subject to certain limitations, the principal amount of the 2009 term advance is due and payable in six equal monthly installments of $350,000 beginning August 3, 2009 and on the first day of each month thereafter. All outstanding principal and interest due under the 2009 term advance is due and payable on the earlier of January 4, 2010 or the termination date of the WF facility.

•
Beginning April 29, 2009, the maximum borrowings available under the WF facility were reduced to $13 million, subject to the limits of our borrowing base (this amount is limited to $10 million per our agreement with the holders of our convertible notes and preferred stock, as described in Note 5).

•	The calculation of the interest rate on the outstanding amounts under the WF facility changed. As amended, interest is now calculated:
(a) with respect to the advances under the revolving line of credit, an annual interest rate equal to (i) during the period from April 29, 2009 to and including June 14, 2009, the WFBC Base Rate plus 2.25%, and (ii) on June 15, 2009 and thereafter, the WFBC Base Rate plus 2.50%; and
(b) with respect to all term advances, an annual interest rate equal to (i) during the period from April 29, 2009 to and including June 14, 2009, the WFBC Base Rate plus 3.50%, and (ii) on June 15, 2009 and thereafter, the WFBC Base Rate plus 4.75%.
We paid a fee of $58,000 to Wells Fargo in consideration for these amendments.
As a condition to entering into the amendment, Wells Fargo required that Howard Brill, our president and chief executive officer and a director, in his individual capacity, guarantee the repayment of the 2009 term advance, (the “Guaranty”). In order to secure Mr. Brill’s obligation under the Guaranty, Wells Fargo required that $2.1 million in cash be deposited into a restricted account with Wells Fargo. On April 29, 2009, each of Mr. Brill and Charlie Gwirtsman, the chairman of our board of directors, deposited $1,050,000 in cash into the restricted Wells Fargo account and made such amount available to Wells Fargo in accordance with the terms of the Guaranty (the “Deposits”). In exchange for making the Deposits, Global’s subsidiary Global Employment Solutions, Inc. will compensate Messrs. Brill and Gwirtsman in the following manner: (a) on the date that the Deposits were made, a cash fee payable to each of Messrs. Brill and Gwirtsman in an amount equal to 2.5% of the Deposits, respectively; (b) upon the termination of the Guaranty, a cash fee payable to each of Messrs. Brill and Gwirtsman in an amount equal to 2.5% of the amount of the Deposits, respectively; and (c) on each one month anniversary of the date that the Deposits are made, a cash fee payable to each of Messrs. Brill and Gwirtsman in an amount equal to 1.0% (pro rated for any partial month that funds remain in the Wells Fargo account) of the average balance in the Wells Fargo account from each of Messrs. Brill and Gwirtsman, respectively, during such one-month period.
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
In April 2008, in conjunction with the closing of the WF facility, as described above, we paid in full the outstanding balances owed to CapitalSource, in the amount of $14,096,000, including an early retirement fee of $49,000, and terminated the underlying CS facility. In addition, we recognized additional interest of $471,000 related to unamortized loan fees. In connection with the pay off of the CS facility, we collateralized one letter of credit issued by CapitalSource, with an expiration date of December 31, 2008, in the amount of $192,000 with $202,000 of cash. The letter of credit was released in February 2009 and the collateral was returned to us.
4. Other Long Term Liabilities
Other long-term liabilities consist primarily of deferred rent related to landlord leasehold incentives, amortizable over the remaining terms of the respective lease and abandoned property lease payments due over the remaining terms of the respective lease.
5. Convertible Notes
At March 2009, the Company had $21 million aggregate principal amount of senior secured convertible notes outstanding. The convertible notes are stated net as a result of recording discounts associated with the valuation of the detachable warrants and conversion feature. The discounts will be amortized over the life of the instrument using the effective interest method. The convertible notes mature on March 31, 2011 and bear interest at an annual rate of 8.0%, as adjusted. Interest is paid quarterly.
The convertible notes are convertible at a holder’s option at any time prior to maturity into shares of the Company’s common stock at a conversion price, subject to adjustment upon certain events, which is currently at $4.40 per share.
If during the period from March 31, 2007 through March 31, 2009, the closing price of our common stock was less than 200% of the conversion price then in effect for each of 20 trading days out of 30 consecutive trading days, holders who converted would have received a payment in shares, or at the Company’s option in cash, equal to the present value of the interest that would have accrued from the redemption date through the third anniversary of the issuance date. No holder converted their convertible notes under this provision.
A note holder may not convert the Company’s convertible notes to the extent such conversion would cause such note holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of our convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised. A holder may require the Company to redeem its convertible notes upon an event of default under the convertible notes or upon a change of control (as defined in the convertible notes), in each case at a declining premium (currently 15%) over the principal amount of convertible notes being redeemed.
The Company may redeem the convertible notes after January 30, 2009, if the closing sale price of our common stock is equal to or greater than 200% of the conversion price then in effect for each of 20 consecutive trading days. If the Company so redeems the convertible notes, the Company must pay a premium equal to the present value of the interest that would have accrued from the redemption date through the maturity date. Our stock has not traded at 200% of the conversion price since the issuance of the convertible notes.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The senior secured convertible notes agreement includes various covenants with which the Company must comply, including maintaining a minimum ratio of indebtedness to consolidated EBITDA, as defined.
In consideration for the consent to the TPS Agreement by the holders of our convertible notes and Series A Convertible Preferred Stock on March 11, 2009, we agreed with the holders thereof to amend certain provisions of the convertible notes and the Preferred Stock Securities Purchase Agreement. The significant amendments to the convertible notes and the Preferred Stock Securities Purchase Agreement are as follows:
•	The maximum amount of borrowings under the WF facility may not exceed $15 million beginning on April 30, 2009.

•	The aggregate amount outstanding under the WF facility revolving line of credit and letters of credit may not exceed $10 million.

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
In April 2008, in consideration for the signing of a new subordination agreement by the holders of our senior secured convertible notes with Wells Fargo with respect to the WF facility, we entered into the Agreement to Enter into a New Subordination Agreement (“Agreement”) with the holders. Under this Agreement, we agreed to make, and made, an offer to repurchase, pro rata from the holders, on or before May 9, 2008 (the “Repurchase Date”) at least $3,000,000 aggregate principal amount of convertible notes at a price equal to 95% of the principal amount thereof plus interest accrued through the Repurchase Date. Each holder wishing to sell convertible notes delivered a completed Repurchase Election Form to us. To the extent that a holder elected to have less than its pro rata share of convertible notes repurchased, other holders elected to have us purchase such amounts from them on a pro rata basis. Accordingly, we repurchased $3,000,000 of convertible notes on May 9, 2008 for $2,850,000 plus accrued interest, including $157,000 of convertible notes from certain officers, directors and employees. We utilized borrowings under the WF facility to fund the purchase.
We have also agreed we will not repurchase convertible notes other than: (i) as described above or (ii) pursuant to an additional note repurchase program for up to $3,000,000 aggregate principal amount of convertible notes at the same price and on the same terms set forth above. Following completion of the second repurchase program, we may negotiate with each holder individually with respect to the terms, if any, of additional note repurchases.
Senior secured subordinated convertible notes are recorded net of a discount associated with the warrant and conversion feature valuation and consisted of the following at:

	March	December
	2009	2008

Non Related Party
Principal	$19,947,000	$19,947,000
Discount	(4,235,000)	(4,719,000)

Net	$15,712,000	$15,228,000

Related Party
Principal	$1,044,000	$1,044,000
Discount	(222,000)	(247,000)

Net	$822,000	$797,000

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Stockholders’ Equity
Preferred stock
The Company issued 12,750 shares of our Series A mandatorily redeemable convertible preferred stock in March 2006 at a purchase price of $1,000 per share. If not previously converted, the preferred stock is subject to mandatory redemption on March 31, 2013 at the face amount plus a premium calculated at an annual rate of 8% (as adjusted) from issuance to maturity. Upon liquidation, the Company’s preferred stockholders will receive the face amount of the preferred stock plus the accreted premium, and will thereafter share ratably with the Company’s common stockholders in the distribution of the remaining assets.
The Series A mandatorily redeemable convertible preferred stock is convertible at a holder’s option at any time into an amount of shares of the Company’s common stock resulting from dividing the face value plus the premium from issuance to maturity, by a conversion price, subject to adjustment upon certain events, which is currently $4.07 per share. A stockholder may not convert the Series A mandatorily redeemable convertible preferred stock to the extent such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of common stock issuable upon conversion of the convertible notes and convertible preferred stock which have not been converted and upon exercise of the warrants which have not been exercised.
A holder may require the Company to redeem its Series A mandatorily redeemable convertible preferred stock upon a change of control (as defined in the certificate of designation setting forth the terms of the Series A mandatorily redeemable convertible preferred stock) at a declining premium (currently 15%) or upon other specified events at a premium equal to the present value of the interest that would have accrued from the redemption data through the maturity date. The terms of the WF facility prohibit the redemption of the Company’s preferred stock. The Series A mandatorily redeemable convertible preferred stock has no voting rights except as otherwise provided by the General Corporation Law of the State of Delaware.
Series A mandatorily redeemable convertible preferred stock is recorded at face amount plus the premium net of a discount associated with the warrant and conversion feature valuation and consisted of the following at:

	March	December
	2009	2008

Non Related Party
Principal and premium	$15,267,000	$15,022,000
Discount	(7,703,000)	(8,108,000)

Net	$7,564,000	$6,914,000

Related Party
Principal and premium	$666,000	$654,000
Discount	(336,000)	(353,000)

Net	$330,000	$301,000

Warrants to purchase common stock
In December 2007, Global closed a Warrant Exercise and Cancellation Agreement (the “Warrant Agreement”) with respect to substantially all of its outstanding warrants to purchase common stock. A total of 2,524,578 shares of common stock were issued in exchange for 6,172,283 warrants. Each warrant holder exercised all of its warrants in a cash-less manner, except one warrant holder, who would have beneficially owned in excess of 4.99% of the outstanding common stock, reduced the number of warrants that it exercised so as to own 4.99% ownership of the outstanding common stock and agreed to exercise the remaining warrants from time to time on the same terms and conditions when and to the extent it can do so without exceeding the 4.99% limitation. This holder continues to hold 340,727 warrants exercisable into 112,440 shares of common stock.

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
8. Income Taxes
As of March 2009, the Company has federal net operating loss carry forwards of approximately $6,840,000 expiring in 2023 through 2029. The Company has state net operating loss carry forwards in various jurisdictions of up to $4,700,000, which expire on various dates from 2010 through 2028. AMT and FICA tip tax credits of $5,424,000 expire in 2017 through 2029.
The Company has established a valuation allowance against its net deferred tax assets as of March 2009 and December 2008 of $11,008,000 and $10,336,000, respectively. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. The Company determined the net deferred tax assets should remain subject to an allowance until it has forecasted net income into the foreseeable future sufficient to realize the related net deferred tax assets. The $672,000 increase in 2009 was the result of management’s evaluation of the current business cycle, a three year projected calculation of taxable income and reversal of existing temporary differences.
9. Stock Options
In 2006, Global established the Global Employment Holdings, Inc. 2006 Stock Plan (“the 2006 Stock Plan”). The purpose of the 2006 Stock Plan is to: (i) promote the interests of the Company and its stockholders by strengthening Holding’s ability to attract, motivate and retain employees, officers, consultants and members of the board of directors; (ii) furnish incentives to individuals chosen to receive awards of Holding common stock under the plan because they are considered capable of responding by improving operations and increasing profits or otherwise adding value to Holding; and (iii) provide a means to encourage stock ownership and proprietary interest in Holding to valued employees, members of the board of directors and consultants upon whose judgment, initiative, and efforts the continued financial success and growth of our business largely depend.
The aggregate number of shares of common stock that may be issued, transferred or exercised pursuant to awards under the 2006 Stock Plan to 4,807,000 shares of common stock, of which 4,051,000 shares may only be granted to employees and consultants and 756,000 shares may only be granted to non-employee directors. Awards under the 2006 Stock Plan may be stock options or stock grants. Vestings of equity instruments issued under the 2006 Stock Plan is determined on a grant-by-grant basis, but typically vest over a three year period and expire within 10 years of issuance.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A summary of option activity under the 2006 Stock Plan as of March 2009, and changes during the three months then ended is presented below.

						Wgt. Avg.
					Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
	Range of				Exercise	Contractual	Grant Date	Intrinsic
	Exercise Prices			Stock Options	Price	Life (Years)	Fair Value	Value

As of December 2008
Outstanding	$0.23	—	$3.00	3,026,951	$1.88	9.01	—	—
Vested	$1.50		$3.00	761,737	$2.98	8.24	—	—
Nonvested	$0.23	—	$3.00	2,265,214	$1.51	9.27	$1.07	$288,000

Period Activity
Issued			$0.60	30,000	$1.75	9.77	$0.33	—
Exercised				—	—	—	—	—
Forfeited				39,666	$0.94	—	$0.57	—
Expired				—	—	—	—	—
Vested				305,425	—	—	$3.09	—

As of March 2009
Outstanding	$0.23	—	$3.00	3,017,285	$1.88	8.76	—	—
Vested	$1.50	—	$3.00	1,067,162	$2.99	7.97	—	—
Nonvested	$0.23	—	$3.00	1,950,123	$1.28	9.20	$0.75	$45,000

As of March 2009

Total intrinsic value of options exercised:	$—
Unrecognized compensation cost related to nonvested awards:	$1,030,000
Weighted-average period over which nonvested awards are expected to be recognized:	2.20 years
Compensation expense under the 2006 Stock Plan was $220,000 and $314,000 during 2009 and 2008, respectively.
Approximately $144,000 and $81,000 of deferred tax benefit was recognized in the consolidated condensed statements of operations for share-based compensation arrangements during 2009 and 2008, respectively.
10. Acquisition
In June 2008, Global purchased specified assets of a staffing services provider located near Atlanta, Georgia (the “Georgia Acquisition”). Under the agreement, Global purchased the temporary employee data base, customer relationships, customer contracts and customer lists of the acquired entity. The initial purchase price consisted of a cash payment of $300,000 at closing and a semi-annual contingent payment over the next two years based upon a percentage of the gross margin dollars received from the purchased business’ customer base, as defined. In February 2009, Global made a contingent payment of $42,000. The Georgia acquisition complemented existing staffing services in the region. As discussed below, in March 2009 we sold the assets acquired in the Georgia acquisition as part of the sale of the TPS business.
11. Other Intangible Assets
As of March 2009 and December 2008, intangible assets, net, in the accompanying condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, temporary employee data base, customer relationships, customer contracts and customer lists related to the acquisition of the Career Blazers business. The unallocated purchase price related to the Georgia acquisition was included in Assets of discontinued operations — Long term at December 2008.
Amortization expense on intangible assets for the periods indicated was $381,000 and $519,000 during 2009 and 2008, respectively.
As of March 2009 and December 2008, accumulated amortization on intangible assets was $4,127,000 and $3,746,000, respectively. The weighted average amortization period for the identifiable intangible assets is 4.0 years.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Discontinued operations
On March 12, 2009, pursuant to the TPS Agreement, we sold substantially all of the property, assets, business and contracts of our Georgia subsidiary TPS to Select, and Select assumed certain liabilities of TPS. The aggregate purchase price was $1,950,000 plus retained accounts receivable and certain other assets. The purchase price consisted of a cash payment of $1,000,000 at closing, a $700,000 note which was paid on March 20, 2009 and a two-year $250,000 note, bearing interest at 6% per annum, with principal payable in quarterly installments of $20,000 and the balance due on the maturity date of March 9, 2011. Global retained the rights to collect customer accounts receivable of approximately $5,500,000. We recorded a gain on the sale of the TPS business of $431,000, which includes an adjustment to the net realizable value of the retained accounts receivable of $400,000.
The following unaudited summary information presents the results of operations of TPS during the three month periods presented, which are included in discontinued operations.

	March	March
	2009	2008
Revenues (1)	$6,136,000	$17,587,000
Gross Profit (1)	$812,000	$2,673,000
Income (loss) before income taxes and gain on sale (1)	$(27,000)	$555,000

(1)	2009 includes nine weeks of operations vs. thirteen weeks in 2008.
13. Segment Reporting
Our business is divided into two major segments, staffing services and PEO services. These segments consist of several different practice groups. Our temporary staffing practice group provides temporary and temp-to-hire services in areas such as clerical, call center operations and financial services, among others. As a result of the acquisition of the Career Blazers business, we added a significant amount of “payrolling” services, also referred to as contingency services, into our temporary staffing practice group. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customer’s requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. Our professional services practice group provides temporary and temp-to-hire services in areas such as information technology, known as IT, life sciences and others.
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
The reconciling difference between the two segments and total company represents costs, revenue and assets of the corporate division. All revenues are earned within the United States. One customer accounted for 27.6% and 27.8% of total revenue for the three months ended March 2009 and 2008, respectively. This customer is in the staffing services segment. No other customer accounted for more than 9.1% and 9.0% of revenues for the three months ended March 2009 and 2008, respectively.

GLOBAL EMPLOYMENT HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Segment information is as follows (unaudited):

	March	March
	2009	2008

Staffing revenues	$15,042,000	$20,050,000
PEO revenues	$7,561,000	$8,381,000
Total Company revenues	$22,602,000	$28,431,000

Staffing depreciation (1)	$65,000	$55,000
PEO depreciation	$53,000	$40,000
Total Company depreciation	$179,000	$160,000

Staffing amortization	$381,000	$519,000
PEO amortization	$—	$—
Total Company amortization	$381,000	$519,000

Staffing income before income taxes	$470,000	$855,000
PEO income before income taxes	$1,100,000	$1,294,000
Total Company (loss) from continuing operations before income taxes	$(1,367,000)	$(959,000)

Staffing capital expenditures (2)	$1,000	$65,000
PEO capital expenditures	$31,000	$12,000
Total Company capital expenditures	$32,000	$131,000

	As of
	March	December
	2009	2008

Staffing assets	$43,803,000	$43,649,000
PEO assets	$32,980,000	$36,799,000
Total Company assets	$50,818,000	$55,112,000

Staffing goodwill and intangibles	$11,938,000	$12,319,000
PEO goodwill and intangibles	$12,090,000	$12,090,000
Total Company goodwill and intangibles	$24,028,000	$24,409,000

(1)	Excludes $79,000 of depreciation related to TPS in 2008.

(2)	Includes capital expenditures related to TPS of $24,000 in 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company’s mix of services on gross margin, the adequacy of our workers’ compensation reserves and allowance for doubtful accounts, assumptions related to our stock compensation and warrant and conversion liability valuation, the effectiveness of our management information systems, the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the human capital solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; material deviations from expected future workers’ compensation claims experience; collectability of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; the availability of credit, capital or letters of credit necessary to meet state-mandated surety deposit requirements; government regulation. and other risks detailed from time to time in our reports filed with the SEC, including our annual report on Form 10-K under Part I, Item 1.A., “Risk Factors” as filed with the SEC on April 6, 2009, as updated in “PART II — OTHER INFORMATION Item 1.A Risk Factors” of this quarterly report on Form 10-Q. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this quarterly report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Global, our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this quarterly report on Form 10-Q. The consolidated condensed financial statements have been adjusted to reflect the discontinued operations relating to the TPS business. Accordingly, the discussion relates to the remaining staffing and PEO businesses.
OVERVIEW OF OUR BUSINESS
Through our wholly-owned operating subsidiary, Global Employment Solutions, we are a leading provider of human capital solutions with offices in key cities throughout the United States. Our business is divided into two major segments, staffing services and PEO services. As a result of the sale of the TPS business, we no longer provide staffing solutions to the light industrial or commercial sector of the temporary staffing market.
Staffing services
The staffing services segment consists of several areas of specialization. We provide direct placement and temporary staffing services in a number of areas, such as clerical, information technology, engineering, accounting and finance, and call center. As a result of the acquisition of the Career Blazers business, we added a significant amount of “payrolling” services, also referred to as contingency services. Payrolling services are when a staffing firm places on its payroll employees recruited or hired by the customer. Payrolling is distinguished from PEO arrangements in that the employees generally are on temporary assignments and make up a small proportion of the customer’s work force. Our direct hire placement practice group responds to our customers’ requests by finding suitable candidates from our national network of candidates across a broad range of disciplines. We provide direct hire placement services on a contingency basis and as a retained service provider.
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
Management believes that professional and clerical/administrative staffing services continue to be part of the foundation of the staffing industry and will remain a significant market for the foreseeable future. Management also believes that employees performing these staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.
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
Fluctuations in quarterly operating results
We have historically experienced significant fluctuations in our quarterly operating results and anticipate such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers’ compensation and unemployment benefits, demand and competition for services. Our revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on our staffing services business. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees.
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
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Condensed Financial Statements included in “Item 1. Financial Statements”. Please also refer to our annual report on Form 10-K for the year ended January 4, 2009 filed with the Securities and Exchange Commission (“SEC”) on April 6, 2009 for a more detailed discussion of our critical accounting policies. The only significant change to our critical accounting policies relates to the adoption of SFAS 157 in 2008, which has been discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Condensed Financial Statements.
NEW ACCOUNTING STANDARDS
See the “Recent Accounting Pronouncements” section within Note 2, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Condensed Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS
Global experienced progressively weaker results of operations in each fiscal quarter as the economic environment continued to deteriorate. There continues to be great concerns about the U.S. economic environment, including the significant turmoil in the credit and financial markets, declining GDP, a significant increase in the unemployment rate and increasing jobless claims; as well as several significant business failures. Economic challenges that began to surface over a year ago have now percolated across the global economy and have had an increasing negative impact on the staffing industry. Coinciding with these events, Global experienced revenue declines in the first quarter of 2009 compared to the same period in 2008. The economic uncertainties in which we currently operate make it challenging for us to predict the near-term future. The current U.S. recession and the continued decline in the U.S. economy have resulted in an material adverse impact on our business. We believe the markets we serve will continue to remain under pressure until the overall economy stabilizes and begins to grow again. Although there can be no assurance that historical trends will continue, permanent placement activity and staffing gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle.
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
Our plan continues to focus organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. As funding becomes available, we may seek strategic acquisitions which will provide either geographic or business line opportunities. We believe this focus will enhance stockholder value in future years. Our decision to sell the TPS business in March 2009 was due partially to expected declines in gross margin in that sector in coming years.
The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three months ended
	March	March
	2009	2008

REVENUES, net	100.0%	100.0%
COST OF SERVICES	73.8%	70.2%

GROSS PROFIT	26.2%	29.8%

OPERATING EXPENSES
Selling, general and administrative	22.0%	25.5%
Depreciation and amortization	2.5%	2.4%

Total operating expenses	24.5%	27.9%

OPERATING INCOME	1.7%	1.9%

OTHER INCOME (EXPENSE)
Interest expense:
Other interest expense, net of interest income	-8.1%	-7.5%
Fair market valuation of warrant and conversion liability	0.4%	2.2%
Other income (expense)	0.0%	0.0%

Total other expense, net	-7.7%	-5.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	-6.0%	-3.4%

INCOME TAX (BENEFIT)	1.4%	-1.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS	-7.4%	-2.3%

DISCONTINUED OPERATIONS

INCOME FROM DISCONTINUED OPERATIONS (Including gain on disposal of $831,000 in 2009)	1.8%	2.0%

INCOME TAX	1.2%	0.3%

INCOME ON DISCONTINUED OPERATIONS	0.6%	1.7%

NET LOSS	-6.8%	-0.6%

Revenues by division as a percent of total revenues are as follows:

	Three months ended
	March	March
	2009	2008
PEO	33.5%	29.5%
Staffing:
Professional	27.7%	26.2%
Contingency	35.4%	35.7%
Permanent Placement	3.4%	8.6%

Total	100%	100%

We report PEO revenues on a net basis as opposed to a gross basis as described in Note 1 to the Unaudited Consolidated Condensed Financial Statements. The gross revenues and cost of revenues information below, although not in accordance with GAAP, is presented for comparison purposes and because management believes such information is informative as to the level of our business activity and useful in managing our operations. A reconciliation of non-GAAP gross revenues to net revenues is as follows:

	Gross reporting		Net reporting
	method	Reclassification	method

For the three months ended March 2009
Revenues, net	$108,298,000	$(85,696,000)	$22,602,000
Cost of services	(102,365,000)	85,696,000	(16,669,000)

Gross profit	$5,933,000	$—	$5,933,000

For the three months ended March 2008
Revenues, net	$125,372,000	$(96,941,000)	$28,431,000
Cost of services	(116,911,000)	96,941,000	(19,970,000)

Gross profit	$8,461,000	$—	$8,461,000

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 2009 AND MARCH 2008
The consolidated condensed financial statements have been adjusted to reflect the discontinued operations relating to the TPS business. Accordingly, the discussion relates to the remaining staffing and PEO businesses.
Revenues
We experienced overall revenue declines in 2009 over 2008, with net revenues decreasing 20.5%. One customer accounted for 27.6% of total revenues for the three months ended March 2009. This customer is in the staffing services segment. No other customer accounted for more than 9.1% of revenues.
Staffing services segment revenues decreased 25.0%. The year-over-year revenue decline was primarily attributable to the following factors:
•	19.1% decrease in the number of billed hours, and;

•	68.1% decrease in permanent placement fee revenues.

The professional division revenues reflect a reduced demand for staffing services as customers were affected by weaker economic conditions.
PEO services segment net revenues decreased 9.8%. The decrease was due to a 2.5% decrease in the average number of worksite employees, decreased billed worker’s compensation premiums and a 9.4% decrease in average wages per employee offset by strong sales of new customers. The decline in average worksite employees was due primarily to the loss of residential construction jobs, a reduction in the average number of worksite employees per customer and economic softness in the Florida market. The decline in worker’s compensation premium was due largely to a Florida state mandated reduction in statutory rates.
Gross profit and gross margin percentage
Gross profit decreased 29.8% due to the aggregate revenue changes noted above and a decrease in gross margin percentage.
Staffing services segment gross profit decreased 39.8%. PEO services segment gross profit decreased 15.4%.
Our consolidated gross margin percentage decreased due primarily to lower permanent placement fees.
Gross margin percentage (without permanent placement revenues) in our professional staffing division increased from 14.2% to 15.4% primarily due to a change in the mix of business between higher margin IT staffing and lower margin clerical and contingency staffing.
Gross margin percentage for the PEO services segment decreased from 42.7% to 40.1% primarily due to higher state unemployment costs offset by a reduction in the effective workers’ compensation rate and a decrease in average salary per worksite employee.
We expect gross profit, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing services segment and the volume of permanent placement revenue. Future gross margin trends can be affected by declining economic conditions, changes in statutory unemployment rates as well as workers’ compensation rate structure and cost, which may be negatively affected by unanticipated adverse claim losses or state mandated rate adjustments.
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
SG&A expenses as a percentage of revenues decreased from 25.5% to 22.0%. SG&A expenses decreased $2.3 million. The decrease is primarily due to reduced sales compensation as a consequence of lower revenues and reduced commissions on lower gross profit, reduced professional fees and internal staffing adjustments. Beginning in the fourth quarter of 2008, we evaluated and made adjustments to our internal staff to reflect current sales volume. The result of this reduction in staff will affect future results of operations. We expect SG&A expenses in 2009 to vary from levels experienced in 2008 due to headcount adjustments, other cost saving steps and share-based compensation.
Depreciation and amortization
Depreciation expense decreased $60,000. We anticipate depreciation expense in 2009 to be consistent with 2008. Amortization decreased $138,000 due to the completed amortization of the temporary data base and non-compete agreements associated with the Career Blazer acquisition.
Interest expense
Other interest expense, net, decreased $278,000. The change was primarily due to
•	lower average outstanding balances on our senior credit facilities and lower principal amount of outstanding senior subordinated secured convertible notes in 2009 compared to 2008 and;

•	lower interest rates on our senior credit facilities.

We recorded a reduction in interest expense relating to the estimated fair market valuation adjustment of the warrant and conversion liability of $90,000 and $630,000 for 2009 and 2008, respectively. The reduction was primarily the result of changes in interest rates, stock prices, the estimated term of the underlying financial instruments and volatility factors. Changes in the stock prices and volatility, as well as changes in interest rates, have had and may have a significant non-cash impact on the warrant and conversion valuation and net income in future periods.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. Please see the accompanying Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 2009 and 2008 for a more detailed description of our cash flows. The Company is principally focused on achieving the appropriate balance in the following areas: (i) achieving positive cash flow from operating activities; (ii) investing in our infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions; and (iv) reducing the outstanding balance of our debt. Our operating cash flows and credit facility have historically been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.
Management expects that current liquid assets, funds anticipated to be generated from operations and credit available under the credit and security agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) and other potential sources of financing will be sufficient in the aggregate to fund our working capital needs for the foreseeable future.
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments for certain non-cash charges such as depreciation and amortization expense, bad debt expense, share-based compensation, gain on discontinued operations and fair market valuation of warrant and conversion features. These adjustments are more fully detailed in our Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 2009 and 2008.
Net cash provided by operating activities increased $1,088,000 over 2008 due to the adjustments noted above and changes in our operating assets and liabilities.
Accounts receivable represented 87% and 88% of current assets as of March 2009 and December 2008, respectively. Our trade accounts receivable balance decreased 10.9% from December 2008.
As of March 2009, the Company has federal net operating loss carry forwards of approximately $6,840,000 expiring in 2023 through 2029. The Company has state net operating loss carry forwards in various jurisdictions of up to $4,700,000, which expire on various dates from 2010 through 2028. AMT and FICA tip tax credits of $5,424,000 expire in 2017 through 2029.
Investing Activities
Capital expenditures were $32,000 in 2009 compared to $131,000 in 2008 and were primarily related to acquisition of computer related equipment and software. Capital expenditures for all of 2009 are expected to be substantially less then the 2008 annual total of $507,000. In 2009, we received proceeds of $1,700,000 from the sale of the TPS business.
We are currently in settlement discussions with the seller related to the lawsuit discussed in Part II, Item 1., Legal Proceedings, for the contingent payment due under the asset purchase agreement for the Career Blazers business.
Financing Activities
Our cash position is determined after considering outstanding checks (“bank overdrafts”) issued against cash balances maintained at the corresponding bank. Cash deposited in controlled lockboxes are considered payments against the Wells Fargo credit facility.
The net decrease on our line of credit was primarily related to operating cash flows and the application of $700,000 of the proceeds from the sale of the TPS business.
The Company and its subsidiaries entered into a Credit and Security Agreement (“WF facility”) with Wells Fargo for a revolving line of credit and letters of credit collateralized by our subsidiaries accounts receivable and other assets and term loans. The aggregate amount outstanding under the WF facility revolving line of credit and letters of credit may not exceed $10 million, subject to the limits of our borrowing base. Current payments under the term note are $265,000 monthly. In April 2009, we obtained an additional term loan from Wells Fargo in the principal amount of $2.1 million (the “2009 term advance”). Subject to certain limitations, the principal amount of the 2009 term advance is due and payable in six equal monthly installments of $350,000 beginning August 3, 2009 and on the first day of each month thereafter. We expect all outstanding principal and interest due under the both term advances to be paid in full on January 4, 2010.
Borrowing availability under the revolving facility was $1,173,000 as of May 10, 2009.

OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements other than operating leases entered into in the normal course of business.
COMMITMENTS AND CONTINGENCIES
Not Applicable.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of April 5, 2009, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, as discussed below, our CEO and CFO concluded that as of March 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no changes have occurred.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
This quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K as filed on April 6, 2009. On April 8, 2009, Cape Success, LLC, Career Blazers Personnel Services, Inc., Career Blazers Contingency Professionals, Inc. and Career Blazers Personnel Services of Washington, D.C., Inc. (collectively, “Plaintiffs”) filed a lawsuit against the Company and its wholly-owned subsidiary Friendly Advanced Software Technology, Inc. (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York, Index No.: 104986-09. The complaint alleges breach of contract claims arising from the Asset Purchase Agreement dated as of December 29, 2007 (the “Purchase Agreement”) between the Plaintiffs and the Defendants pursuant to which Defendants purchased substantially all of the assets of the Plaintiffs. The Plaintiffs allege they are owed (i) the full amount of the largest customer earn-out payment in an amount equal to $1,250,000, (ii) a return of the indemnity escrow in an amount equal to $966,231.58 and (iii) a purchase price adjustment based upon the final net working capital at closing in an amount equal to $200,000, among other things. The Plaintiffs also seek consequential damages, interest, attorneys’ fees, costs of suit and such other relief that the court deems appropriate. The Defendants have not yet answered the complaint but intend to vigorously defend themselves, which may include asserting counterclaims against the Defendants. The Company is not currently a party to any other material litigation; however, in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that we insure against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employee benefits liability, staffing errors and omissions, employment practices, fiduciary liability, fidelity losses and director and officer liability. Management believes the resolution of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors
Other than as noted below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K, filed April 6, 2009, under PART 1, Item 1A., “Risk Factors”.
The continued economic downturn has resulted in our clients using less of our services which has, and may continue to, materially adversely affect our business.
Because demand for staffing services is sensitive to changes in the level of economic activity, our business has suffered and may continue to decline during this economic downturn. As economic activity begins to slow down, companies tend to reduce their use of temporary and contract workers as well as the demand for permanent placement positions. Significant declines in demand, and thus in revenues, have resulted in expense de-leveraging, which has resulted in lower profit levels.
The current economic downturn is having a negative impact on small and medium size businesses, which make up the majority of our PEO clients. In turn, these businesses are cutting costs, including trimming employees from their payrolls, or ceasing operations altogether. These forces have resulted in decreased PEO revenues due to the downsizing of our current clients.
While the Company attempts to manage its costs, including its personnel, in relation to its business volumes, these efforts may not be successful and the timing of these efforts and associated costs may adversely affect the Company’s results.
Failure to comply with restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.
If the current economic environment persists, the Company may fail to comply with restrictive covenants under our credit facility and other debt instruments which could result in an event of default, which, if not cured or waived, could result in us being required to repay or refinance these borrowings before their due date. While the Company would negotiate to waive or cure any such defaults, there can be no assurance that our senior lender or holders of our other debt instruments would make the required changes or amendments. The lenders may require fees and expenses to be paid or other changes to terms in connection with these waivers or amendments.
If we were forced to refinance our credit facility, or other debt instruments, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.
We derive a significant amount of our revenues from two customers and if we are unable to retain the customers, our results of operations will suffer.
As a result of the sale of our TPS business, one customer accounted for 27.6% of total revenue during the first quarter of 2009. One other customer accounted for 9.1% of revenues during the first quarter of 2009. These customers are primarily in the contingency staffing division of the staffing services segment. While our relationships with these customers are strong, the industry in which they operate is subject to challenges because of the difficult economic climate. These companies have already reduced their internal staff levels and the use of temporary and contract workers and further significant declines in demand, and thus in revenues, would significantly reduce our profit levels.
The economic downturn could result in our clients becoming unable to pay us for our services on a timely basis, which would materially adversely affect our business.
In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients do not pay amounts owed to us in a timely manner or become unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, our cash flow and profitability may suffer. Our two largest customers pay on the day of invoicing, partially mitigating the risk associated with collections from these two customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
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

GLOBAL EMPLOYMENT HOLDINGS, INC.
Date: May 20, 2009	By:	/s/ Howard Brill
Howard Brill
Chief Executive Officer and President (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Dan Hollenbach
Dan Hollenbach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Howard Brill, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Dan Hollenbach, Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Howard Brill, Chief Executive Officer and President, and Dan Hollenbach, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.